Form 10-K
WALBRO CORP
filed 1995-03-29
CIK 104174

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1994
                         Commission File Number 0-6955

                               ----------------

                              WALBRO CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                38-1358966
    (State of Incorporation)                   (I.R.S. Employer ID No.)

                6242 Garfield Street, Cass City, Michigan 48726
              (Address of principal executive offices) (Zip Code)

                                 (517) 872-2131
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.50 par value
                                (Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X    No
                                  ----      ----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the registrant's Common Stock on February 28, 1995.

                                  $146,611,375

    The number of shares outstanding of the registrant's Common Stock, par value $.50, as of March 20, 1995.

                                   8,564,576

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain sections of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1994 and of the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on April 19, 1995 are incorporated by reference into Parts II and III of this report.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL
         Walbro Corporation (the "Company") designs and manufactures a wide range of precision fuel systems products which increase fuel economy and reduce emissions for the global automotive and small engine markets. The Company manufactures electric fuel pumps, fuel modules, plastic fuel tanks, fuel level sensors and fuel rails for sale to automobile manufacturers. Products manufactured for the small engine market include carburetors and ignitions for chain saws, outboard marine engines, two-wheeled vehicles, industrial engines and lawn and garden equipment, such as lawn mowers and weed trimmers.

         Management believes that the Company is well positioned to exploit the continuing challenges facing its customers as a result of growing environmental awareness and regulation. In the automotive market, the Company's current line of fuel delivery products was developed in response to the dramatic changes in automotive technology imposed by worldwide governmental fuel economy and exhaust emission regulations and changing consumer demands over the past two decades. The Company continues to work with its automotive customers to develop a new generation of products designed to satisfy future demands in these areas, such as greater fuel efficiency, reduced component weight, improved product durability, gasoline vapor control (evaporative emissions) and the use of alternative fuels. As the worldwide auto market faces substantial new or more significant emission controls, the Company, through its facilities and those of its European, South American and Asian joint ventures, is positioned to offer its current and future fuel systems technology to the global automotive markets. The Company's small engine market is facing significant emissions regulations for the first time in its history. These regulations are likely to re-shape the entire small engine market. Management believes that the Company's small engine fuel systems experience and market position, combined with its experience in responding to and anticipating emissions-driven challenges in the automotive sector, provide the Company with significant opportunities to serve this redefined market.

         Approximately 61% of the Company's 1994 revenues were generated by the automotive operations and approximately 39% by the small engine operations. In addition, the Company is involved in four joint ventures through which it is able to gain access to foreign markets, technology and foreign manufacturing facilities. The Company holds strong market positions in both the automotive and small engine markets. Management believes that, in the U.S. automotive market, the Company designs fuel pumps for over 90% of Ford Motor Company's automobiles and light trucks and currently manufactures approximately 40% of Company-designed fuel pumps, with Ford manufacturing the balance. The Company supplies all fuel module requirements for Ford light trucks and, according to management's estimates, supplies approximately 32% of Ford's fuel rail needs. Management also estimates that the Company supplies Chrysler Corporation with approximately 72% of its fuel pump and fuel module requirements. Other automotive customers of the Company (and its joint ventures) include Fiat, Jaguar, Peugeot-Citroen ("PSA"), Renault, Rover, Saab, Volvo, Daewoo, Hyundai and Kia. The Company believes that, based on data for 1994, it is the world's largest independent manufacturer of small engine carburetors, with an approximate 76% market share of the global small engine diaphragm carburetor market and an approximate 15% market share of the global small engine float feed carburetor market.

         Management believes that the Company's principal strengths include its "systems" approach to product development, which offers substantial benefits to its customers by providing integrated rather than individual components; the Company's technological and engineering capabilities, which allow the Company to respond to the market and environmental demands facing its customers; the Company's international manufacturing and market presence, allowing it to respond to new worldwide environmental and regulatory challenges; and the Company's manufacturing processes which allow it to produce high quality products efficiently. Management's strategies for future revenue and income growth include shifting the Company toward becoming a supplier of subsystems rather than components to automobile manufacturers to allow the Company to increase revenue from each automobile in which its products are installed; expanding the Company's presence in foreign markets to give the Company an opportunity to develop significant relationships with new customers; developing new products; and acquiring companies with complementary products and technologies.

         The Company operates through two autonomous subsidiaries. Walbro Automotive Corporation provides the Company with an expanded technical and management presence in the Detroit, Michigan area and places further emphasis on the Company's systems and technological approach to customer service in the automotive market. Walbro Engine Management Corporation focuses on designing new products to meet the growing environmental demands on small engine manufacturers while continuing to manage production capacity for its products in the small engine markets. Walbro Corporation, the parent company, provides executive, financial and advanced research services to both Walbro Automotive Corporation and Walbro Engine Management Corporation. The Company believes this organization provides a cost-effective approach toward the Company's major markets, by providing the improved focus, accountability, flexibility and responsiveness needed to succeed in today's global marketplace.

         In the automotive industry, the Company's goal is to supply automobile manufacturers with a complete fuel storage and delivery system ("FSDS"), which will comprise all components from the filler neck and closure devices to the fuel rail. The core of the FSDS will be an advanced version of the Company's fuel pump technology along with other key components, including the plastic fuel tank, fuel module and fuel rails which the Company currently sells to its automotive customers. Other components of the complete FSDS which the Company intends to sell include a filler neck with on-board vapor recovery and closure devices and a number of sensors, valves and fuel lines. Management estimates that a complete FSDS system could represent a cost of approximately $180 - $210 per vehicle in which it is installed. This system will meet the same needs as current fuel delivery systems as well as addressing the challenges of being compatible with the corrosive nature of flexible fuels and eliminating fuel vapor loss into the atmosphere. Toward achieving the goal of becoming a complete FSDS supplier, the Company began the manufacture of plastic fuel tanks for automotive applications during 1994.

         In the small engine sector, the Company is devoting resources to developing a small engine management system to meet the shift in customer needs which it expects will result from government mandated emissions standards. The Company is also implementing cost reduction programs and focusing on managing production capacity to respond to changes in demand.

         The Company was incorporated in Michigan in 1950 and reincorporated in Delaware in 1972. Unless the context indicates otherwise, all references to "the Company" include Walbro Corporation and its consolidated subsidiaries.
The Company's principal executive offices are located at 6242 Garfield Street, Cass City, Michigan 48726-1325, and its telephone number is (517) 872-2131.

AUTOMOTIVE MARKET

OVERVIEW
         During the late 1970s and early 1980s U.S. automotive fuel systems evolved from carbureted mechanical control systems to a more sophisticated engine management system. The resulting system is composed of an electronically controlled fuel injection system ("EFI") and several subsystems which provide emission control functions as well as improved performance and fuel economy. During this transition, the automotive manufacturers moved from the purchase of individual components to the purchase of subsystems. Recent governmental action in many other parts of the world is forcing the transition from mechanical fuel control to engine management systems. For example, the European Economic Community, which previously had minimal automotive exhaust regulation, has adopted exhaust standards comparable to 1983 U.S. requirements.

         The fuel tank and its attached components, the FSDS, function to store and deliver fuel to the engine. The core technology of the delivery system is an electric pump, mounted in the tank, designed to pump fuel to the engine.
The pump is normally fastened to a bracket and flange assembly, which allows the pump to be installed in the fuel tank. This assembly also contains an electrical connector and a filter screen and is connected to a fuel supply line and a fuel return line. This assembly can be replaced with a single integrated unit, called a fuel module, which performs all of the functions of the assembly described above, and in addition, provides a fuel reservoir to enhance performance of the fuel delivery system under low fuel conditions.

         A fuel level sensor which is incorporated into a FSDS may be attached to the bracket and flange assembly or may be incorporated into the fuel module. A fuel rail, located on the engine, receives fuel supplied by the fuel pump and distributes it to the fuel injectors.

         The Company specializes in technology employed in the FSDS and currently manufactures and sells fuel pumps, plastic fuel tanks, fuel modules, bracket assemblies, fuel level sensors and fuel rails.

PRODUCTS
         In the automotive sector, the Company designs, develops and manufactures products for fuel storage and delivery systems for passenger automobiles and light trucks. Bringing a "systems" perspective to its customers, the Company designs its products to operate as part of an integrated fuel storage and delivery system. The Company's willingness to assume responsibility for the development of such products allows original equipment manufacturers ("OEMs") to reduce internal engineering efforts, to utilize fewer suppliers and to assemble subsystems rather than components.

         The Company's product development engineers design fuel storage and delivery products in response to customers' needs and in anticipation of evolving needs of the market. Competition, government regulation and environmental concerns have created a demand for improved fuel handling systems in motor vehicles. Today's EFI equipped engines demand an uninterrupted supply of fuel under pressure and some vehicles require complex fuel tank configurations which create new challenges for fuel delivery systems.

         In response to the environmental and fuel efficiency demands on today's automobiles, the Company has developed, and is continually taking steps to improve, an electric pump designed to deliver fuel under pressure to EFI equipped engines. The Company also designs and manufactures a fuel module -- a complete, value-added package for specific applications composed of fuel pump, plastic reservoir, fuel level sensor and related parts. These injection-molded plastic units fit inside the fuel tank, ensuring fuel delivery under low fuel conditions, maximum vehicle driving range and enhanced fuel delivery under high temperature conditions, all at a reduced noise level.

         The Company also produces fuel rails suitable for a variety of engine applications. An extension of the FSDS concept, these under-hood components deliver fuel to the individual fuel injectors used in electronic multi-point fuel injection systems. The Company's fuel rails include a patented, award-winning, "low profile" rail that allows designers to lower hood lines for better aerodynamics and improved fuel economy, as well as offering cost savings. Extending the Company's fuel rail technology, the Company has designed a plastic fuel rail which is superior to metal fuel rails in cost, weight and reaction to flex fuels. Ford and Chrysler have each chosen to install this new rail on a model beginning in 1994 and 1995, respectively.

         During 1993, the Company built a new facility in Ossian, Indiana to produce plastic multi-layer fuel tanks. Plastic fuel tanks offer several advantages over conventional steel tanks, including lighter weight, greater corrosion resistance, and the ability to be produced in unusual shapes to better utilize available space. The multi-layer construction of the new Walbro tanks will satisfy governmental requirements aimed at eliminating hydrocarbon losses caused by permeation. In addition, the plastic tanks are unaffected by new, cleaner-burning fuels like methanol that corrode steel tanks. Approximately 20% of U.S. automobiles and 65% of European automobiles currently contain plastic tanks. However, plastic tanks produced by other U.S. and European tank manufacturers permit hydrocarbon vapors to escape through the tank walls at levels which will not be permitted by the EPA in the future. The failure of the current plastic fuel tanks to meet permeability requirements is being addressed by the Company through the use of highly sophisticated multi-layer blow molding machines to produce fuel tanks which substantially eliminate fuel permeation. The capital expenditures related to this venture were approximately $16 million during 1993 and 1994. Plastic fuel tanks are currently being produced for one customer, as production began in the third quarter of 1994. In addition, the Company signed a Letter of Intent in January, 1995 to acquire the plastic fuel tank business of Dyno Industrier AS of Oslo, Norway. Dyno Industrier AS supplies plastic fuel tank systems to many European vehicle manufacturers. See "Acquisitions and Joint Ventures" below for a discussion of Dyno Industrier AS.

         Management believes the Company's fuel systems products also have features which help the Company's customers respond to developments in safety and environmental standards. For example, recent safety and environmental concerns call for a fuel storage and delivery system that minimizes or eliminates the escape of gasoline vapors during refueling, storage and operations. In January, 1994, the EPA announced regulations governing on-board vapor recovery ("OBVR") systems as mandated by the 1990 Clean Air Act. The regulations require installation of devices which trap hydrocarbon vapors during refueling on a phase-in basis for passenger cars beginning in model year 1998 and for light trucks in model year 2001. In anticipation of the OBVR regulations, the Company developed a variety of devices which respond to its customers' specific requirements. These devices are expected to enter production during 1996, with expanded production throughout the decade.

SALES AND ENGINEERING SUPPORT
         Sales of the Company's FSDS products to the automotive OEMs are made directly by the Company's sales/engineering force, who not only sell the products but assist customers with related engineering matters. This sales/engineering force works closely with the Company's engineering departments and systems center, as well as its technical center for the research, design, development and improvement of new products. The Company's ability to compete is enhanced by the vehicle manufacturers' decisions to consolidate suppliers and reduce internal engineering resources and by the Company's capacity to provide complete engineering resources with respect to its product line and its willingness to assume responsibility for the development of FSDS products.

MARKETS, CUSTOMER BASE AND COMPETITION
         The current markets for the Company's FSDS products are North America, South America, Europe and the Far East. In particular the European market for fuel storage and delivery systems offers an opportunity for growth and expansion for the Company. Prior to 1992, the Company generated only modest sales in Europe. This penetration was significantly increased through the Company's Marwal Systems joint venture, which completed its third full year of operations in 1994, with customers that include Fiat, Jaguar, PSA, Renault, Rover, Saab and Volvo. Due to the Company's 49% ownership in Marwal, these revenues are not included in the Company's reported consolidated net sales. In January 1993, operations began at the Company's Marwal do Brasil joint venture in Brazil, which targets the South American automotive market of approximately one million units per year. In November 1994, the Company established a joint venture in South Korea, Korea Automotive Fuel Systems, to manufacture and market fuel sending units for the Korean automotive market. The Company is seeking to develop sales in Japan through its Mitsuba-Walbro joint venture.
See "Acquisitions and Joint Ventures" below for further information concerning these joint ventures.

         The North American automotive market is dominated by General Motors, Ford, and Chrysler, although Japanese companies captured approximately 30% of the passenger car market and 14% of the light truck market in 1994. The Company supplies its FSDS products chiefly to Ford and Chrysler. General Motors currently develops and produces substantially all of its fuel storage and delivery systems in-house. The Company's marketing and systems application engineering efforts in the United States are directed out of the Detroit area headquarters of Walbro Automotive Corporation. Although the Company does not currently supply products to the Japanese manufacturing plants located in the U.S., management believes that Mitsuba-Walbro and its efforts in the Japanese markets will enhance the Company's long-term prospects to obtain future business from the U.S. operations of the Japanese OEMs.

         Sales to the Company's largest customer, Ford, accounted for 30% of the Company's consolidated sales in 1994, 30% in 1993 and 33% in 1992. Sales to Chrysler accounted for 23%, 21% and 20% of the Company's consolidated sales in 1994, 1993 and 1992, respectively. Both of these customers have ongoing supply relationships with the Company which are subject to continued satisfactory price, quality and delivery. The Company is the primary outside supplier of fuel pumps, the core of the FSDS, to Ford and Chrysler. General Motors does not outsource its fuel pump needs. In the past, the Company has leveraged its fuel system components penetration to supply additional fuel systems products, such as fuel modules and fuel rails, to Ford and Chrysler as well as to assume a key role in the development of new fuel systems products, such as on-board vapor recovery devices. Management expects that future improvements to its customers' automotive fuel systems will occur as a result of development partnerships between the Company and its OEM customers and will focus on products that work as an integrated fuel storage and delivery system based on the Company's fuel pump core technology. Management believes that this approach positions the Company to increase its revenue per vehicle through the manufacture of additional value added components and subsystems in the future.

         The Company competes with several other manufacturers, including the automobile companies themselves, all of which have greater sales and financial resources than the Company. Management believes that the Company's established relationships with Ford and Chrysler and the difficulty for these OEMs to change suppliers may lessen the risk of loss of significant business due to competition.

WARRANTY AND OTHER PRODUCT EXPOSURE
         The design and manufacture of fuel systems entails an inherent risk that a governmental authority or a customer may require the recall of one of the Company's products or a product in which one of the Company's products has been installed. The Company has taken and intends to continue to take all reasonable precautions to avoid the risk of exposure to an expensive recall campaign which could have a material adverse effect on the business and financial condition of the Company. The Company does not believe that any insurance is available to protect against potential product recall/warranty liability.

ACQUISITIONS AND JOINT VENTURES
         In select situations the Company has acquired fuel systems product manufacturers whose products could be integrated with the Company's traditional products as a part of the Company's system development focus. These acquisitions have contributed new product markets and technology to the consolidated Company. In evaluating these acquisitions, the Company sought high quality operations which fit with the Company's expertise in markets where the Company had an established customer base and a clear vision of opportunities, decreasing transition costs and other financial risks associated with corporate acquisitions.

         In January, 1995, the Company signed a letter of intent to acquire the Fuel Tank Division of Dyno Industrier AS of Oslo, Norway ("Dyno") which had 1994 sales of approximately U.S. $150 million. Dyno designs, manufactures and markets plastic fuel tank systems to many European vehicle manufacturers and has operations in France, Spain, Norway, Great Britain, Germany and Belgium. This acquisition will expand the Company's European automotive capabilities in the area of fuel storage and delivery systems which parallels its North American strategy. In addition, this fuel tank acquisition provides a major position for the Company in the European fuel system supply base.

         As part of a long-term strategy for growth and expansion into new geographic and product markets in the automotive sector, the Company has undertaken strategic alliances in the form of joint ventures. Each of the Company's joint ventures provides the Company with the opportunity to exploit established customer relationships or unique technological advancements which the Company could not develop on its own without great risk and expense. In management's opinion, the Company's joint ventures ultimately reduce the cost of penetrating new markets and limit the Company's financial exposure with respect to these operations.

         In November, 1994, the Company entered into a joint venture arrangement with Daewoo Precision Industries Ltd. of South Korea ("Daewoo"). The entity established by this joint venture, Korea Automotive Fuel Systems Ltd. ("KAFS"), manufactures and markets fuel delivery systems (including fuel pumps and in-tank reservoirs) for the Korean automotive market. Daewoo owns 51% of KAFS and the Company owns 49%.

         In February, 1995, the Company signed an amendment to its 1991 joint venture agreement with Magneti Marelli S.p.A. of Italy ("Magneti Marelli"), an affiliate of the Fiat Group of companies, through its subsidiary, Jaeger, S.A. The amendment changes the organizational structure of the joint ventures with Magneti Marelli, Marwal Systems, S.A. and Marwal do Brasil Ltda., authorizes the formation of a new joint venture in Mexico, and changes the scope of products manufactured at Marwal Systems and Marwal do Brasil. Marwal Systems manufactures and markets fuel delivery systems for the European automotive market and Marwal do Brasil manufactures and markets fuel delivery systems for the South American automotive market. Marwal Systems will own 100% of Marwal do Brasil and 95% of the new company to be formed in Mexico, with 5% owned by the Company. Magneti Marelli owns 51% of Marwal Systems and the Company owns 49%.

         In addition, the Company previously entered into a joint venture known as Mitsuba-Walbro, Inc. with Mitsuba Electric Manufacturing Company.

SMALL ENGINE MARKETS

OVERVIEW
         The Company was founded as a manufacturer of carburetors for small engine products such as lawn mowers and marine engines, with later additions of chain saws, weed trimmers, snow blowers and two-wheeled vehicles adding to the Company's customer base. The Company's carburetor technology has continually evolved, with the Company now manufacturing diaphragm and float feed carburetors, ignition systems and other components for small engine products.

         For the first time, the small engine industry faces emission regulations. In 1990 the California Air Resources Board promulgated comprehensive air quality regulations which limit small engine emissions.
These regulations will become effective in 1995. Management does not believe this phase of regulation will adversely affect its business. A more stringent phase is scheduled to become effective in 1999. The implementation of the 1999 California air quality regulations could significantly impact the number of units the Company sells of its current carburetor models, especially diaphragm carburetors, and if adopted nationally, the more stringent regulations would seriously affect total unit sales of the Company's carburetors. Fuel delivery products for hand- held power products are the most vulnerable to a decrease in demand because the cost of compliance with the emissions standards could force lower priced, gasoline-powered lawn and garden equipment off the market in favor of electric-powered equipment.

         Management believes that a non-electric portable power equipment market will remain following the implementation of federal emissions controls. Many products including commercial chain saws, commercial lawn and garden equipment and other industrial engine applications, cannot function effectively using current electric power technology. This market will require a more sophisticated engine management system capable of meeting stringent emission regulations. In anticipation of this market, the Company has devoted substantial engineering resources to the development of fuel metering systems and engine management systems which can provide product alternatives to meet stringent emission standards, equipping its small engine engineering facilities with sophisticated emission measurement equipment. The Company's extensive fuel systems knowledge and ignition expertise provide the technology necessary to develop these engine management systems. Although unit sales may be lowered by emissions regulations, these sophisticated products are expected to command a higher unit price. The overall effect of emission regulation could be beneficial to the Company, although it is not yet possible to clearly determine the probable impact of these developments on the Company.

         In response to these emissions regulations, the Company began to integrate its carburetor and ignition technology in order to develop an engine management system which will electronically control both fuel delivery and ignition functions in order to control exhaust emissions. The Company has successfully refined existing carburetors to meet the first set of standards due to take effect in California in 1995 through the modification of carburetors to incorporate extremely tight tolerances to provide more accurate control of the fuel/air mixture. The Company engineers are developing new technology to meet the subsequent requirements which will become effective in 1999. This development effort includes complete engine management systems that control air flow, fuel delivery and ignition timing in order to enhance efficiency and reduce pollution.

PRODUCTS
         The Company manufactures diaphragm and float feed carburetors for original equipment and aftermarket applications. The Company also manufactures ignition systems and is currently developing engine management systems that would electronically control both fuel delivery and ignition functions in order to reduce exhaust emissions.

         The diaphragm carburetor utilizes a series of pulsing diaphragms to draw and regulate the amount of fuel delivered to the engine from the fuel tank. The Company manufactures several basic models of diaphragm carburetors from which are derived numerous variations. Diaphragm carburetors are used on chain saw and weed trimmer engines because they will operate in any position and minimize vapor lock. The Company believes that it is the world's largest manufacturer of small engine diaphragm carburetors.

         The float feed carburetor utilizes a float in a reservoir of fuel to regulate the amount of fuel delivered to the engine. In contrast to the diaphragm carburetor, which operates in all positions, the float feed carburetor operates only in an upright position. The Company manufactures several basic models of float feed carburetors from which are derived numerous variations. The Company's float feed carburetors are used on engines for lawn mowers, garden tractors, two-wheeled vehicles, outboard motors, generators and industrial engines.

         The ignition system utilizes rotating magnets in a flywheel, which induce an electrical charge in the ignition module. The ignition module releases this charge to the spark plug. The Company's ignition systems are used predominantly in chain saw and weed trimmer applications.

MARKETS, CUSTOMER BASE AND COMPETITION
         The Company sells its small engine products in a global market. Carburetors and small engine ignitions are sold by the Company's sales/engineering staff directly to engine manufacturers.

         The Company sells a major portion of its diaphragm carburetors to most of the leading chain saw and weed trimmer manufacturers. The Company sells float feed carburetors to several of the leading domestic manufacturers of small engines, including the world's largest small engine manufacturer. A major outboard engine manufacturer buys all of its carburetors from the Company. Eight of the Company's small engine customers collectively account for approximately 74% of small engine product sales and 23% of the Company's consolidated sales.

         The Company has several competitors that manufacture diaphragm carburetors for the global small engine market, some of which are divisions of large diversified organizations which have total sales and financial resources exceeding those of the Company. In the market for float feed carburetors and small engine ignitions, the Company has several competitors, including engine manufacturers, some of which have greater sales and financial resources than the Company.

AFTERMARKET
         The Company sells automotive aftermarket products for both carbureted vehicle applications and EFI vehicle applications through independent distributors, jobbers and dealers worldwide. Some automotive products are also sold to national manufacturing and distribution organizations for sale under private brand names or to industrial customers for special applications.

         Management believes that the overall market size for automotive EFI components sold to the aftermarket will continue to grow as the EFI equipped vehicle fleet ages. This will create an expanded aftermarket opportunity for the company's line of EFI components.

         The Company sells its own brand name small engine aftermarket products through independent distributors, jobbers and dealers worldwide. Some of these products are also sold to national manufacturing and distribution organizations for sale under private brand names or to industrial customers for use in special applications.

ACQUISITIONS AND JOINT VENTURES
         Effective in early 1994, the Company acquired a 60% interest in Fujian Hualong Carburetor Co. Ltd., which manufactures and markets carburetors for two-wheeled vehicles for the Chinese market.


MANUFACTURING AND FACILITIES
         The Company and its joint ventures manufacture automotive products in factories located in Cass City and Caro, Michigan; Ligonier and Ossian, Indiana; Meriden and Wallingford, Connecticut; Chalons, France; Kiryu City, Japan and Sao Paulo, Brazil. The Company's small engine products are manufactured in Cass City, Michigan; Miyagi Prefecture, Japan; Singapore; Nogales, Mexico; and Fujian Province, China. The Company has not experienced significant limitations on its ability to transfer products between, or sell products in, various countries.

         Each of the above manufacturing facilities practices advanced inventory control procedures and has installed statistical process controls to insure high levels of quality. In that regard, some of the factories listed above have received the Ford Q1 Award and the Chrysler Pentastar Award. Various other Company factories have been recognized by Mercury Marine, Stihl and Briggs & Stratton for excellence in product quality and delivery.

         When justified by volume, the Company has invested in labor-saving automated machining, assembly and testing equipment. For example, the operation in Meriden, Connecticut employs computer controlled molding machines to form the Company's plastic in- tank reservoirs. These machines are individually programmable so that variations can be reduced and refined as part of the continuous control process. Another example is the Caro, Michigan manufacturing facility's automated fuel pump assembly line, which is capable of producing 1,000 pumps per hour using only six persons. In addition to these examples of purchased automation, the Company designs and builds major portions of its own machining and assembly equipment. This in-house capability permits close control over the manufacturing process and helps the Company stay competitive in both cost and quality.

         The Company is headquartered in Cass City, Michigan. Its Engine Management Corporation subsidiary is also headquartered in that location, and its Automotive Corporation subsidiary is headquartered in Auburn Hills, Michigan.


PATENTS, RESEARCH AND PRODUCT DEVELOPMENT
         The Company owns a number of patents in the fuel systems field and has a number of applications pending. These patents include proprietary ownership of designs for control devices for engines and engine systems, fuel pumps, fuel rails, fuel regulators, fuel level sensors, fuel reservoirs and fuel system vapor control devices, carburetors and throttle bodies, as well as ancillary devices for engine and vehicle applications. The Company also has licensed proprietary ignition system technology from AB Svenska Elektromagneter of Amal, Sweden, a Swedish ignition manufacturing company.

         Although these patents are significant to the Company, management believes that in many cases the adaptation and utilization of the technology involved and the proprietary process technology employed to manufacture these products are more important. The Company maintains a technical center in Michigan for the research, design and development of new products. The Company's engineering departments also engage in the design, development and testing of new products as well as the improvement of existing products. In 1994, 1993 and 1992, the Company spent approximately $12.2 million, $9.5 million and $9.0 million, respectively, for engineering and research and product development.


COMPONENT MATERIALS/INVENTORY
         The Company has a number of sources for the components used in manufacturing its products. The suppliers who manufacture components often utilize tools and dies owned by the Company. If a supplier were to discontinue supplying any component, it could take the Company some time to replace the supplier; however, the Company believes its operations would not be materially adversely affected.

         The Company's principal customers provide it with estimates of their annual needs and make monthly purchase commitments. As a result, the Company does not experience material backlog. Consequently, the Company manages its manufacturing facilities on a just-in-time supply basis and does not maintain a finished product inventory of any significance.


EMPLOYEES
         As of February 28, 1995, the Company had approximately 3,196 employees. The Company believes that its relations with its employees are satisfactory. All of the Company's United States plant employees are non-unionized except those employed at its Michigan locations. The Company's three-year contract with the bargaining unit for these Michigan plants expires in November 1995.


REGULATION
         As discussed above, most of the Company's customers are subject to increasingly strict safety and environmental regulations. To the extent these regulations adversely affect the number of units produced by its customers, the Company's sales may be adversely affected. The Company's fuel systems products, however, have features which help its customers meet applicable safety and environmental standards. To the extent the Company's products assist its customers in meeting these standards, the Company's dollar sales may be enhanced by these regulations.

         The Company is subject to various federal, state and local laws and regulations relating to plant safety and air and water pollution. The Company's compliance with these laws and regulations has not materially affected the results of its operations or the conduct of its business; however, the Company cannot predict the future effects of such laws or regulations.

ITEM 2.  PROPERTIES
     The Company believes that substantially all of its property and equipment is in good condition. In total, the Company owns approximately 720,000 square feet of space and leases an additional approximately 125,000 square feet as set forth below.

                             APPROXIMATE      WHEN      OWNED OR
         LOCATION              SQ. FEET      BUILT       LEASED            FUNCTION
-------------------------   ------------   ---------   ----------  ----------------------------------
Cass City, MI                  180,700      1954-88      Owned     Office and Manufacturing
Caro, MI                        67,400      1954-88      Owned     Office and Manufacturing
Auburn Hills, MI                34,000        1986       Owned     Office and Engineering Laboratory
Auburn, MI                      48,500      1954-78      Owned     Storage
Ligonier, IN                   150,000        1992       Owned     Office and Manufacturing
Ossian, IN                      60,000        1993       Owned     Office and Manufacturing
Miyagi Prefecture, Japan        25,000      1973-76      Owned     Office and Manufacturing
Tokyo, Japan                     2,900        1990       Leased    Office
Meriden, CT                    112,600      1953-65      Owned     Office and Manufacturing
Wallingford, CT                 41,900        1973       Leased    Office and Manufacturing
Nogales, AZ                      9,525        1988       Owned     Office and Manufacturing
Nogales, Sonora, Mexico         42,000        1973       Leased    Office and Manufacturing
Nogales, Sonora, Mexico         17,750        1991       Leased    Office and Manufacturing
Seoul, Korea                    15,000        1990       Leased    Office and Engineering Laboratory
Singapore                       35,000        1989       Owned     Office and Manufacturing
Windsor, Ontario, Canada         5,300        1989       Leased    Office

     In addition to the facilities listed above, through various joint ventures described above, the Company has access to manufacturing facilities of approximately 100,000 square feet in Chalons, France (Marwal Systems), 30,000 square feet in Kiryu City, Japan (Mitsuba-Walbro), 40,000 square feet in Sao Paulo, Brazil (Marwal do Brasil) and 38,000 square feet in Fuding County, Fujian Province, China (Fujian Hualong Carburetor Co. Ltd.).


ITEM 3.  LEGAL PROCEEDINGS
     The Company is not a party to any litigation, and is not aware of any pending or threatened litigation, that would have a material adverse effect on the Company or its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of 1994.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS
     Incorporated by reference to "Common Stock Price and Dividend Information" on page 14 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1994 (the "1994 Annual Report").


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
     Incorporated by reference to "Selected Financial Data" on page 10 of the 1994 Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 through 14 of the 1994 Annual Report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Incorporated by reference herein from the following sections of the 1994 Annual Report. The consolidated statements of income, cash flows and stockholders' equity are for each of the years ended December 31, 1994, 1993 and 1992 and the consolidated balance sheets are as of December 31, 1994, 1993 and 1992:

     Report of Independent Public Accountants, page 15.

     Consolidated Balance Sheets, page 16.

     Consolidated Statements of Income, page 17.

     Consolidated Statements of Stockholders' Equity, page 18.

     Consolidated Statements of Cash Flows, page 19.

     Notes to Consolidated Financial Statements, pages 20 through 32.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Incorporated by reference to "Election of Directors" on pages 2 through 7, "Identification of Other Executive Officers" on page 11 and "Compliance with Section 16(a) of the Exchange Act" on page 12 of the Company's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on April 19, 1995 (the "1995 Proxy Statement").


ITEM 11. EXECUTIVE COMPENSATION
     Incorporated by reference to "Executive Compensation" on pages 13 through 18 and "Compensation of the Board of Directors" on page 7 of the 1995 Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Incorporated by reference to "Security Ownership of Management" on pages 9 and 10 of the 1995 Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Incorporated by reference to "Indebtedness of Management" on page 12 of the 1995 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
     (a) The following documents are filed as part of this Form 10-K:

                 1. The following consolidated financial statements of the Company and its subsidiaries, together with the applicable report of independent public accountants, included in the 1994 Annual Report, are incorporated by reference in Item 8:

                          Report of Independent Public Accountants.

                          Consolidated Balance Sheets at December 31, 1994, 1993 and 1992.

                          Consolidated Statements of Income for the years ended December 31, 1994, 1993 and 1992.

                          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994, 1993 and 1992.

                          Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992.

                          Notes to Consolidated Financial Statements.

                 2. The following consolidated financial information of the Company and its subsidiaries for the three years ended December 31, 1994 is filed as part of this Form 10-K on pages 20 and 21.

                          Report of Independent Public Accountants.

                          Supplemental Note to Consolidated Financial
                          Statements.

                          The information required to be submitted in Schedule II is included in the supplemental note to consolidated financial statements.

                 3. The following exhibits are filed with this report or incorporated by reference as set forth below.

                 Exhibit No.

                 3.1 Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's 1989 Annual Report on Form 10-K, incorporated herein by reference.

                 3.2     By-laws of the Company, as amended, filed as Exhibit
                         3.2 to the Company's 1989 Annual Report on Form 10-K, incorporated herein by reference.

                 3.3     Amendment to Section 2.9 of the By-laws of the Company.

                 4.1 Credit Agreement among NBD Bank, N.A., Manufacturers Bank, N.A. and the Company, dated as of January 15, 1992, filed as Exhibit 4.6 to the Company's 1991 Annual Report on Form 10-K, incorporated herein by reference.

                 4.2 First Amendment to Credit Agreement among NBD Bank, N.A., Manufacturers Bank, N.A. and the Company, dated as of March 10, 1992, filed as Exhibit 4.7 to the Company's 1992 Annual Report on Form 10-K, incorporated herein by reference.

                 4.3 Second Amendment to Credit Agreement among NBD Bank, N.A., Manufacturers Bank, N.A. and the Company, dated as of May 1992, filed as Exhibit 4.8 to the Company's 1992 Annual Report on Form 10-K, incorporated herein by reference.

                 4.4 Third Amendment to Credit Agreement among NBD Bank, N.A., Manufacturers Bank, N.A. and the Company, dated as of January 28, 1993, filed as Exhibit 4.9 to the Company's 1992 Annual Report on Form 10-K, incorporated herein by reference.

                 4.5 Shareholder Rights Plan, dated December 8, 1988, filed as the Exhibit to the Company's Registration Statement on Form 8-A for Shareholder Stock Purchase Rights filed December 12, 1988, incorporated herein by reference.

                 4.6 First Amendment to Rights Agreement, dated February 6, 1991, filed as Exhibit 4.8 to the Company's 1990 Annual Report on Form 10-K, incorporated herein by reference.

                 4.7 Loan Agreement between City of Ligonier, Indiana and Sharon Manufacturing Company, dated as of June 1, 1992, filed as Exhibit 4.12 to the Company's 1992 Annual Report on Form 10-K, incorporated herein by reference.

                 4.8 Loan Agreement between Walbro Automotive Corporation and the Town of Ossian, Indiana, dated as of December 1, 1993, filed as Exhibit 4.13 to the Company's 1993 Annual Report on Form 10-K, incorporated herein by reference.

                 4.9 Note Agreement among the Company and the purchasers named therein, dated as of October 1, 1994, relating to the 7.68% Senior Notes of the Company.

                10.1 The Company's 1983 Incentive Stock Option Plan, filed as the Exhibit to the Company's Registration Statement on Form S-8, filed November 15, 1989, incorporated herein by reference.**

                10.2 Joint Venture Agreement between the Company and Mitsuba Electric Manufacturing Company, Ltd., dated December 12, 1986, filed as Exhibit 10.4 to the Company's 1986 Annual Report on Form 10-K, incorporated herein by reference.

                10.3 The Company's Equity Based Long-Term Incentive Plan, filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8, filed June 15, 1992, incorporated herein by reference.**

                10.4 Executive Disability Plan adopted July 8, 1988, filed as Exhibit 10.10 to the Company's 1988 Annual Report on Form 10-K, incorporated herein by reference.**

                10.5 Retirement Income Plan for Directors, dated February 9, 1988, filed as Exhibit 10.11 to the Company's 1988 Annual Report on Form 10-K, incorporated herein by reference.**

                10.6 Equipment Leasing Agreement between the Company and NEMLC Leasing Associates No. 3, without supplements, dated July 1, 1988, filed as Exhibit 10.13 to the Company's 1988 Annual Report on Form 10-K, incorporated herein by reference.

                10.7 The Company's Employee Stock Ownership Plan, dated August 15, 1989, filed as Exhibit 10.14 to the Company's 1989 Annual Report on Form 10-K, incorporated herein by reference.

                10.8 Walbro Engine Management Incentive Compensation Plan, filed as Exhibit 10.21 to the Company's 1990 Annual Report on Form 10-K, incorporated herein by reference.**

                10.9 Joint Venture Agreement, dated June 17, 1991, between the Company and Jaeger S.A, an indirect, majority-controlled subsidiary of Magneti Marelli S.p.A., relating to the Marwal Systems S.A. joint venture, filed as Exhibit 10.23 to the Company's Registration Statement on Form S-2, File No. 33-41425, incorporated herein by reference.

                10.10 Joint Venture Agreement between the Company and Jaeger S.A., dated as of January 1, 1993, relating to the Marwal do Brasil joint venture, filed as Exhibit 10.10 to the Company's 1992 Annual Report on Form 10-K, incorporated herein by reference.

                10.11 Agreement among AB Svenska Elektromagneter, Opcon AB, Cartona Fastighetsforvaltning K.B., Erling Edmundson, Four Seasons Venture Capital AB, SEM-Walbro Corporation and the Company, effective as of January 2, 1991, filed as Exhibit 10.20 to the Company's 1991 Annual Report on Form 10-K, incorporated herein by reference.

                10.12 The Company's Advantage Plan, filed as the Exhibit to the Company's Registration Statement on Form S-8, filed October 28, 1991, incorporated herein by reference.

                10.13 Aircraft Lease Agreement between the Company and C.I.T. Leasing Corporation, dated as of October 27, 1992, filed as Exhibit 10.13 to the Company's 1992 Annual Report on Form 10-K, incorporated herein by reference.

                10.14* Joint Venture Contract among Walbro Engine Management Corporation, Fujian Fuding Carburetor Factory and Twin Winner Trading Co., Ltd., dated December 30, 1993, relating to the Fujian Hualong Carburetor Co. Ltd. joint venture.

                10.15* Severance Compensation and Consulting Agreement between the Company and R. H. Whitehead III, dated as of February 26, 1990.**

                10.16* Employment Agreement between the Company and L. E. Althaver, dated August 6, 1993.**

                10.17* Severance Compensation and Consulting Agreement between the Company and L. E. Althaver, dated as of February 26, 1990.**

                10.18* Employment Agreement between the Company and Robert H. Walpole, dated October 1, 1993.**

                10.19* Severance Compensation and Consulting Agreement between the Company and Robert H. Walpole, dated as of February 26, 1990.**

                10.20* Employment Agreement between the Company and Gary L. Vollmar, dated August 6, 1993.**

                10.21* Severance Compensation and Consulting Agreement between the Company and Gary L. Vollmar, dated as of February 26, 1990.**

                10.22* Employment Agreement between the Company and Daniel L. Hittler, dated August 6, 1993.**

                10.23* Severance Compensation and Consulting Agreement between the Company and Daniel L. Hittler, dated as of February 26, 1990.**

                10.24 Agreement among the Company, Walbro Automotive Corporation and Magneti Marelli France S.A., dated February 7, 1995.

                10.25 Joint Venture Agreement between the Company and Daewoo Precision Industries, Ltd., dated as of November 30, 1994.

                13.1 Portions of 1994 Annual Report to Stockholders. With the exception of the information incorporated by reference into Items 5, 6, 7, 8 and 14(a)(1) of this Form 10-K, the 1994 Annual Report to Stockholders is not filed as part of this report.

                21.1     Subsidiaries of the Company.

                23.1 Consent of Arthur Andersen LLP, independent public accountants.

                27.1     Financial Data Schedule.

--------------------------
* Filed as an exhibit, with the same exhibit number, to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

     (b)     Reports on Form 8-K:

                 The Company did not file any reports on Form 8-K during the last quarter of the period covered by this Form 10-K.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 1995.

                                        WALBRO CORPORATION


                                        By:  /s/ MICHAEL A. SHOPE
                                             -----------------------------
                                             Michael A. Shope,
                                             Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

         SIGNATURE                                             TITLE                                        DATE
         ---------                                             -----                                        ----
/s/ LAMBERT E. ALTHAVER                Chairman of the Board, President and
-----------------------------            Chief Executive Officer (Principal                          March 21, 1995
    Lambert E. Althaver                  Executive Officer)


/s/ MICHAEL A. SHOPE                   Chief Financial Officer (Principal Financial                  March 21, 1995
-----------------------------            and Accounting Officer)
    Michael A. Shope


/s/ WILLIAM T. BACON, JR.              Director                                                      March 21, 1995
-----------------------------
    William T. Bacon, Jr.


/s/ FRANK E. BAUCHIERO                 Director                                                      March 21, 1995
-----------------------------
    Frank E. Bauchiero


/s/ HERBERT M. KENNEDY                 Director                                                      March 21, 1995
-----------------------------
    Herbert M. Kennedy


/s/ VERNON E. OECHSLE                  Director                                                      March 21, 1995
-----------------------------
    Vernon E. Oechsle


/s/ ROBERT D. TUTTLE                   Director                                                      March 21, 1995
-----------------------------
    Robert D. Tuttle


/s/ JOHN E. UTLEY                      Director                                                      March 21, 1995
-----------------------------
    John E. Utley

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and
    Stockholders of Walbro Corporation:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Walbro Corporation and Subsidiaries annual report to shareholders included in this Form 10-K, and have issued our report thereon dated February 14, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The supplemental note to consolidated financial statements on page 21 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. The information contained in this supplemental note has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                             ARTHUR ANDERSEN LLP


Detroit, Michigan,
February 14, 1995.

                      WALBRO CORPORATION AND SUBSIDIARIES
             SUPPLEMENTAL NOTE TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      VALUATION AND QUALIFYING ACCOUNTS

         Following is a summary of changes in the valuation and qualifying accounts for the three years ended December 31, 1994:


                                                                              1994           1993            1992
                                                                             -------       -------         -------
RESERVE FOR LOSS ON DISCONTINUANCE AND PLANT CLOSINGS:
     Balance Beginning of Year                                                $    --        $   258       $  1,400
       Additions charged to operations                                             --             --             --
       Deductions (A)                                                              --           (258)        (1,142)
                                                                              -------        -------       --------
     Balance End of Year                                                      $    --        $    --       $    258
                                                                              =======        =======       ========

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
     Balance Beginning of Year                                                $    413       $   340       $    162
       Additions charged to operations                                             115            86            178
       Deductions for uncollectible accounts
         written off, net of recoveries                                           (160)          (13)            --
                                                                              --------       -------       --------
     Balance End of Year                                                      $    368       $   413       $    340
                                                                              ========       =======       ========

RESERVE FOR INVENTORY VALUATION:
     Balance Beginning of Year                                                $    482       $   669       $     70
       Additions charged to operations                                             159             2            644
       Deductions for inventory disposal                                          (403)         (189)           (45)
                                                                              --------       -------       --------
     Balance End of Year                                                      $    238       $   482       $    669
                                                                              ========       =======       ========

ALLOWANCE FOR NOTES RECEIVABLE:
     Balance Beginning of Year                                                $    214           214       $     --
       Additions charged to operations                                             240            --            214
       Deductions                                                                   --            --             --
                                                                              --------       -------       --------
     Balance End of Year                                                      $    454       $   214       $    214
                                                                              ========       =======       ========


VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS:
     Balance Beginning of Year                                                $    355       $   355       $     --
       Additions charged to operations                                             389           355             --
       Deductions                                                                   --            --             --
                                                                              --------       -------       --------
     Balance End of Year                                                      $    744       $   355       $     --
                                                                              ========       =======       ========

------------------
(A) Represents costs of discontinuance incurred subsequent to decision date.

                               INDEX TO EXHIBITS


EXHIBITS                     DESCRIPTION
--------                     -----------
   3.3    Amendment to Section 2.9 of the By-laws of the Company.

   4.9 Note Agreement among the Company and the purchasers named therein, dated as of October 1, 1994, relating to the 7.68% Senior Notes of the Company.

  10.24 Agreement among the Company, Walbro Automotive Corporation and Magneti Marelli France S.A., dated February 7, 1995.

  10.25   Joint Venture Agreement between the Company and Daewoo
          Precision Industries, Ltd., dated as of November 30, 1994.

  13.1 Portions of 1994 Annual Report to Stockholders. With the exception of the information incorporated by reference into Items 5, 6, 7, 8 and 14(a)(1) of this Form 10-K, the 1994 Annual Report to Stockholders is not filed as part of this report.

  21.1    Subsidiaries of the Company.

  23.1 Consent of Arthur Andersen LLP, independent public accountants.

  27.1    Financial Data Schedule.