Form 10-Q
period 1995-03-31
WALBRO CORP
filed 1995-05-15
CIK 104174

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                 For the Quarterly Period ended March 31, 1995
                         Commission file Number 0-6955


                               WALBRO CORPORATION


             (Exact name of registrant as specified in its charter)

                                    Delaware
                           (State of  incorporation)

                                   38-1358966
                            (I.R.S. Employer ID No.)

                   6242 Garfield Street, Cass City, MI  48726
              (Address of principal executive offices) (Zip Code)

                                 (517)872-2131
               Registrant's telephone number, including area code

         Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.

                              Yes   X      No ___

         Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 1995


                      Common Stock (one class):  8,564,576

                                     PART I
                             FINANCIAL INFORMATION

                   ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

             INTRODUCTION TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated financial statements of Walbro Corporation and subsidiaries (the "Company") have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1994.

     The financial information presented reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for interim periods presented. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                       3/31/95      12/31/94
                                                       -------      --------
ASSETS                                                 (Unaudited)
CURRENT ASSETS:
  CASH                                                 $   3,188    $   4,540
  ACCOUNTS RECEIVABLE (NET)                               71,591       66,333
  INVENTORIES                                             34,180       31,439
  OTHER CURRENT ASSETS                                     8,523        7,664
                                                       ---------    ---------
    TOTAL CURRENT ASSETS                                 117,482      109,976

PROPERTY, PLANT & EQUIPMENT:
  LAND, BUILDINGS & IMPROVEMENTS                          46,699       45,902
  MACHINERY & EQUIPMENT                                  108,983       93,127
                                                       ---------    ---------
    SUBTOTAL                                             155,682      139,029
  LESS: ACCUMULATED DEPRECIATION                         (54,197)     (50,737)
                                                       ---------    ---------
    NET PROPERTY, PLANT & EQUIPMENT                      101,485       88,292

OTHER ASSETS:
  GOODWILL (NET)                                          19,134       16,905
  JOINT VENTURES, INVESTMENTS &
    OTHER                                                 43,079       42,193
                                                       ---------    ---------
    TOTAL OTHER ASSETS                                    62,213       59,098
                                                       ---------    ---------
    TOTAL ASSETS                                       $ 281,180    $ 257,366
                                                       =========    =========

The accompanying notes are an integral part of these consolidated balance sheets.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                      3/31/95         12/31/94
                                                      -------         --------
LIABILITIES                                         (Unaudited)
CURRENT LIABILITIES:
  CURRENT PORTION LONG-TERM DEBT                    $   9,589       $   8,442
  NOTES PAYABLE-BANKS                                   6,384           6,970
  ACCOUNTS PAYABLE                                     30,991          23,252
  ACCRUED LIABILITIES                                  13,487          12,934
                                                    ---------       ---------
    TOTAL CURRENT LIABILITIES                          60,451          51,598

LONG-TERM DEBT, NET OF CURRENT                         74,352          66,136
OTHER LONG-TERM LIABILITIES                            12,932          11,717
                                                    ---------       ---------
    TOTAL LONG-TERM LIABILITIES                        87,284          77,853

STOCKHOLDERS' EQUITY
COMMON STOCK, $.50 PAR VALUE;                           4,282           4,282
  AUTHORIZED 15,000,000;
  OUTSTANDING 8,564,576 IN 1995 AND 1994
PAID-IN CAPITAL                                        64,221          64,221
RETAINED EARNINGS                                      60,087          55,855
OTHER STOCKHOLDERS' EQUITY                              4,855           3,557
                                                    ---------       ---------
    TOTAL STOCKHOLDERS' EQUITY                        133,445         127,915


    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $ 281,180       $ 257,366
                                                    =========       =========

The accompanying notes are an integral part of these consolidated balance sheets.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

                                                             THREE MONTHS ENDED
                                                       3/31/95              3/31/94
                                                       -------              -------
                                                                (Unaudited)

NET SALES                                              $    98,257          $   82,205

COST OF SALES & EXPENSES:
   COST OF SALES                                            77,550              64,973
   SELLING AND ADMINISTRATIVE EXPENSES                       9,622               7,015
   RESEARCH & DEVELOPMENT EXPENSES                           3,360               2,810
   INTEREST EXPENSE, NET                                     1,089                 622
                                                       -----------          ----------
     TOTAL                                                  91,621              75,420

INCOME BEFORE INCOME TAXES AND
 JOINT VENTURES                                              6,636               6,785


PROVISION FOR INCOME TAXES                                   2,554               2,519
EQUITY IN (INCOME) OF JOINT VENTURES                        (1,006)               (233)
                                                       -----------          ----------




NET INCOME                                             $     5,088          $    4,499
                                                       ===========          ==========

NET INCOME PER SHARE                                         $0.59               $0.52

AVERAGE SHARES OUTSTANDING                               8,597,265           8,612,683

The accompanying notes are an integral part of these consolidated statements.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)                                                     THREE MONTHS ENDED
                                                                  3/31/95      3/31/94
                                                                  -------      -------
                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                       $  5,088     $ 4,499
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
    DEPRECIATION & AMORTIZATION                                       3,965       3,427
    (GAIN) LOSS ON DISPOSITION OF ASSETS                                 89           0
    (INCOME) OF JOINT VENTURES                                       (1,006)       (233)
    CHANGES IN ASSETS AND LIABILITIES:
      DEFERRED INCOME TAXES                                           1,309           0
      DEFERRED PENSION & OTHER                                        1,371       1,236
      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                        4,484       3,474
      ACCOUNTS RECEIVABLE, NET                                       (2,642)     (9,562)
      INVENTORIES                                                    (1,925)     (1,527)
      PREPAID EXPENSES AND OTHER                                       (615)      2,170
                                                                   --------     -------
      TOTAL ADJUSTMENTS                                               5,030      (1,015)
                                                                   --------     -------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                        10,118       3,484

CASH FLOWS FROM INVESTING ACTIVITIES:
  PURCHASE OF FIXED ASSETS                                          (12,524)     (5,396)
  ACQUISITIONS, NET OF CASH                                             105           0
  INCREASE OF OTHER ASSETS                                           (3,767)       (422)
  INVESTMENT IN JOINT VENTURES & OTHER                                  184      (1,446)
  PROCEEDS FROM DISPOSAL OF ASSETS                                       98         117
                                                                   --------     -------
    NET CASH USED IN INVESTING ACTIVITIES                           (15,904)     (7,147)

CASH FLOWS FROM FINANCING ACTIVITIES:
  NET BORROWINGS UNDER LINE-OF-CREDIT
    AGREEMENTS                                                        6,560         574
  DEBT REPAYMENTS                                                      (148)          0
  PROCEEDS FROM ISSUANCE OF COMMON STOCK & OPTIONS                        0         184
  CASH DIVIDENDS PAID                                                  (856)       (855)
    NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                                            5,556         (97)

  EFFECT OF EXCHANGE RATE CHANGES ON CASH                            (1,122)       (818)
                                                                   --------     -------
  NET DECREASE IN CASH                                               (1,352)     (4,578)
  CASH BEGINNING BALANCE                                              4,540       4,605
                                                                   --------     -------
  CASH ENDING BALANCE                                              $  3,188     $    27
                                                                   ========     =======

The accompanying notes are an integral part of these consolidated statements.

                      WALBRO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUBSEQUENT EVENT
    In April 1995, the Company signed a definitive agreement to acquire the plastic fuel tank business of Dyno Industrier AS, (Dyno) Oslo, Norway. The plastic fuel tank division of Dyno supplies plastic fuel tank systems to most European vehicle manufacturers through its operations in France, Spain, Norway, Great Britain, Germany, and Belgium. Dyno Fuel Systems Business sales approximated US$175 million in 1994. The price of the acquisition of Dyno's Fuel Systems Business will be approximately US$124 million, subject to certain adjustments. The transaction is expected to close in the summer of 1995. The Company plans to finance the acquisition through a combination of secured bank financing and institutionally placed unsecured senior debt. The acquisition is subject to several conditions, including government approvals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             Results of Operations

THREE MONTHS ENDED MARCH 31, 1995 vs. THREE MONTHS ENDED MARCH 31, 1994

         Net sales in the first quarter of 1995 increased 19.5% to $98.3 million compared to $82.2 million for the same period in 1994. Sales of automotive products increased 26.3% to $58.9 million for the first quarter of 1995 compared to $46.6 million. Increased shipments of original equipment fuel systems products to the Company's customers accounted for 18.3 percentage points of the increased automotive sales. Sales of fuel modules in particular increased because modules have been applied to more platforms, especially light trucks, which had strong sales during the quarter. Sales of component parts to Marwal joint ventures in France and Brazil represented the remaining
8.0 percentage points of increased automotive sales or $3.8 million for the 1995 quarter.

         Sales of small engine products increased 8.6% to $31.6 million for the first quarter of 1995 compared to $29.1 million for the same period of 1994. During the 1995 first quarter, sales of float feed carburetors increased 4.9% and sales of diaphragm carburetors increased 3.8%. A significant portion of the small engine products sales increase during the first quarter came from ignition products, up 26.0%, and sales of carburetors for two-wheeled vehicles in China, up 459%. The Company expects sales in China to show continued growth during the rest of 1995, but not at the rate of increase achieved during the first quarter.

         Sales to the aftermarket increased 7.7% to $7.0 million for the first quarter of 1995 compared to $6.5 million for the same period of 1994. Both automotive fuel system products and small engine products reported sales increases for the quarter at 7.1% and 10.7%, respectively.

         Cost of sales for the first quarter of 1995 increased 19.4% to $77.6 million compared to $65.0 million for the same period of 1994, while cost of sales as a percent of net sales declined slightly to 78.9% compared to 79.0% for the same 1994 period. The slightly improved gross margin was the result of improved operations in automotive at the Company's Meriden, Connecticut plant, which manufactures fuel modules, and the Company's Ossian, Indiana plant, which manufactures plastic fuel tanks. The gross margin gains in automotive were mostly offset by some deterioration of gross margins in the small engine business as float feed carburetor margins were down because of a switch to lower margin products by several customers. The weak U.S. Dollar also caused reduced margins at the Company's Singapore plant.

         Selling and administrative expenses ("S & A") for the first quarter of 1995 increased 37.2% to $9.6 million compared to $7.0 million. S & A increased for the quarter because of the following factors: 1) higher automotive expenses to support the expanded fuel storage and delivery systems capability on a worldwide basis, 2) increased accrual for incentive compensation at the small engine business because of increased profitability and 3) higher expenses in Japan and Singapore because of the weak U.S. Dollar. S & A as a percentage of sales increased from 8.5% in the first quarter of 1994 to 9.8% in the same period in 1995. Research and development expenses increased by 19.6% for the quarter as the Company accelerated its efforts to develop new products to meet U.S. Environmental Protection Agency regulations affecting both automotive and small engine products. Interest expense increased for the quarter because of higher interest rates and increased borrowings to finance capital expenditures, primarily related to research and development expansion at the Company's Auburn Hills, MI and Caro, MI facilities and production capacity expansion at the Company's Ossian, IN facility.

         The provision for income taxes increased 1.4% for the first quarter of 1995 compared to the first quarter of 1994. The higher effective tax rate for 1995 of 38.5% compared to 37.1% for 1994 caused the higher provision for income taxes. The equity in income from joint ventures in the first quarter of 1995 was $1.0 million versus the income of $0.2 million in 1994, primarily because of improved profitability at Marwal Systems (France) and Marwal do Brasil, two of the Company's joint ventures. Income at Marwal Systems more than doubled as sales grew by 26.7% while prior year losses at Marwal do Brasil turned to profits for the first quarter of 1995 as sales increased by 350%. Marwal do Brasil was in the start-up phase of operations during 1993 and the first half of 1994.

         Net income for the first quarter of 1995 was $5.1 million, an increase of 13.1% compared to $4.5 million for the same period in 1994, as a result of the factors described above. Net income per share for the first quarter of 1995 was $.59 compared with $.52 for the 1994 period.

                         Foreign Currency Transactions

        Approximately 24% of the Company's sales are derived from international manufacturing operations in Japan, China, Singapore and Mexico. The financial position and the results of operations of the Company's subsidiaries in Japan, Walbro Japan, Inc. and Walbro Automotive Japan, Inc., (7% of sales) and in China, Fujian Hualong Carburetor Co., Ltd., (1% of sales) are measured in local currency of the countries in which they operate and are translated into U.S. dollars. The effects of foreign currency fluctuations in Japan and China are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which sales are generated and the reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar.

        For the Company's subsidiary in Singapore, Walbro Singapore Pte. Ltd., (6% of sales), the expenses are generally incurred in the local currency but sales are generated in U.S. dollars; therefore, results of operations are more directly influenced by a weakening or strengthening of the local currency. The Company's subsidiary in Mexico, Walbro de Mexico, S.A. DE C.V., (10% of sales) operates as a Maquiladora, or contract manufacturer, where direct manufacturing expenses are incurred in the local currency and sales are generated in U.S. dollars. Thus, results of operations of the Company's subsidiary in Mexico are also directly influenced by a weakening or strengthening of the local currency.

        Approximately 13% of the Company's net assets are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company's consolidated shareholders' equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar. In addition, the Company has equity investments in unconsolidated joint ventures in France, Brazil, Japan and Korea. The Company's reported income from these joint ventures will be higher or lower depending upon a weakening or strengthening of the U.S. dollar.

        The Company's strategy for management of currency risk relies primarily upon the use of forward currency exchange contracts to manage its exposure to foreign currency fluctuations related to its operations in foreign countries, its firm transaction commitments in foreign currencies and to hedge its equity investment in certain foreign joint ventures.


                        Liquidity and Capital Resources

         Long-term debt increased to $74.4 million at March 31, 1995 from $53.7 million at March 31, 1994 primarily because of additional financing for the Company's capital expenditures and additional investment in joint ventures.
Net working capital at March 31, 1995 was $57.0 million, a decrease of $0.8 million compared to $57.8 million at March 31, 1994. The decreased working capital was the result of increased current liabilities from higher trade accounts payable and notes payable to banks.

         Cash generated from operations covered about 64% of the Company's net investment in fixed and other assets for the 1995 first quarter. The remaining 36% net investment was provided by existing borrowing facilities. During the same period in 1994, 100% of the investment needs were met with previously existing cash balances and cash from operations. Capital expenditures for the remainder of 1995 are expected to be funded with cash from operations supplemented, to the extent required, by borrowing under the Company's existing and future credit facilities.

         In April 1995, the Company signed a definitive agreement to acquire the plastic fuel tank business of Dyno Industrier AS, Oslo, Norway. Dyno Industrier currently supplies plastic fuel tank systems to many European vehicle manufacturers. The price of the acquisition is expected to be approximately $124 million, subject to certain adjustments. The transaction is expected to close in the summer of 1995. The Company plans to finance the acquisition through a combination of new secured bank borrowing agreements and institutionally placed unsecured senior debt. The acquisition is subject to several conditions, including government approvals.

                                    PART II

                               OTHER INFORMATION

                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibit is filed with this report:

      Exhibit No.

      2.1 Purchase and Sale Agreement between the Company and Dyno Industrier AS dated April 7, 1995. (Certain Exhibits omitted. The Registrant agrees to furnish a copy of any Exhibit to the Commission upon request).

     27.1  Financial Data Schedule

(b)  Reports on Form 8-K

      There were no reports on Form 8-K filed during the quarter.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WALBRO CORPORATION
                                       (Registrant)



Dated:  April 28, 1995                  /s/ L. E. Althaver
                                        L. E. Althaver, Chairman, President
                                        and Chief Executive Officer




Dated:  April 28, 1995                  /s/ Michael A. Shope
                                        Michael A. Shope
                                        Chief Financial Officer and Treasurer

                                EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION
- -----------                         -----------
   2.1 Purchase and Sale Agreement between the Company and Dyno Industrier AS dated April 7, 1995. (Certain Exhibits omitted. The Registrant agrees to furnish a copy of any Exhibit to the Commission upon request).

  27.1          Financial Data Schedule