Form 10-Q
period 1995-06-30
WALBRO CORP
filed 1995-08-14
CIK 104174

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For The Quarterly Period ended June 30, 1995
                         Commission File Number 0-6955


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

                                (517) 872-2131
               Registrant's telephone number, including area code

   Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.

                               Yes __X__  No_____


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 1995



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

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                             6/30/95    12/31/94
ASSETS                                      (Unaudited)
CURRENT ASSETS:
  CASH                                     $    3,419 $    4,540
  ACCOUNTS RECEIVABLE (NET)                    69,928     66,333
  INVENTORIES                                  33,939     31,439
  OTHER CURRENT ASSETS                          8,688      7,664
                                           ---------- ----------
    TOTAL CURRENT ASSETS                      115,974    109,976

PROPERTY, PLANT & EQUIPMENT:
  LAND, BUILDINGS & IMPROVEMENTS               47,010     45,902
  MACHINERY & EQUIPMENT                       116,682     93,127
                                           ---------- ----------
    SUBTOTAL                                  163,692    139,029
  LESS: ACCUMULATED DEPRECIATION              (57,209)   (50,737)
                                           ---------- ----------

    NET PROPERTY, PLANT & EQUIPMENT           106,483     88,292

OTHER ASSETS:
  GOODWILL (NET)                               19,025     16,905
  JOINT VENTURES, INVESTMENTS &
    OTHER                                      46,007     42,193
                                           ---------- ----------

    TOTAL OTHER ASSETS                         65,032     59,098
                                           ---------- ----------

    TOTAL ASSETS                           $  287,489 $  257,366
                                           ========== ==========

The accompanying notes are an integral part of these consolidated balance sheets.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                             6/30/95    12/31/94
LIABILITIES                                 (Unaudited)
CURRENT LIABILITIES:
  CURRENT PORTION LONG-TERM DEBT           $      923   $    8,442
  NOTES PAYABLE-BANKS                           7,109        6,970
  ACCOUNTS PAYABLE                             25,861       23,252
  ACCRUED LIABILITIES                          17,411       12,934
                                           ----------   ----------

    TOTAL CURRENT LIABILITIES                  51,304       51,598

LONG-TERM DEBT, NET OF CURRENT                 86,322       66,136
OTHER LONG-TERM LIABILITIES                    13,633       11,717
                                           ----------   ----------

    TOTAL LONG-TERM LIABILITIES                99,955       77,853

STOCKHOLDERS' EQUITY
COMMON STOCK, $.50 PAR VALUE;                   4,282        4,282
  AUTHORIZED 25,000,000;
  OUTSTANDING 8,564,576 IN 1995 AND 1994
PAID-IN CAPITAL                                64,221       64,221
RETAINED EARNINGS                              63,050       55,855
OTHER STOCKHOLDERS' EQUITY                      4,677        3,557
                                           ----------   ----------

    TOTAL STOCKHOLDERS' EQUITY                136,230      127,915
                                           ----------   ----------


    TOTAL LIABILITIES &
     STOCKHOLDERS' EQUITY                  $  287,489   $  257,366
                                           ==========   ==========


The accompanying notes are an integral part of these consolidated balance sheets.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

                                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                               6/30/95    6/30/94       06/30/95   06/30/94
                                                  (Unaudited)              (Unaudited)
NET SALES                                    $ 90,034   $ 83,976      $188,291   $166,181

COST OF SALES & EXPENSES:
   COST OF SALES                               73,036     66,335       150,585    131,308
   SELLING AND ADMINISTRATIVE EXPENSES         11,490      9,834        24,152     19,353
   INTEREST EXPENSE, NET                        1,449        915         2,538      1,537
   OTHER EXPENSE                                   95        356           416        662
                                              -------    -------      --------   --------
     TOTAL                                     86,070     77,440       177,691    152,860

INCOME BEFORE INCOME TAXES AND
 JOINT VENTURES                                 3,964      6,536        10,600     13,321


PROVISION FOR INCOME TAXES                      1,197      2,434         3,751      4,953
EQUITY IN (INCOME) OF JOINT VENTURES           (1,068)      (359)       (2,074)      (592)
                                              -------    -------      --------   --------


NET INCOME                                    $ 3,835    $ 4,461         8,923      8,960
                                              =======    =======      ========   ========


NET INCOME PER SHARE                            $0.45      $0.52         $1.04      $1.04

AVERAGE SHARES OUTSTANDING                  8,601,645  8,606,773     8,599,490  8,608,474

The accompanying notes are an integral part of these consolidated statements.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                   SIX MONTHS ENDED
                                                               6/30/95          6/30/94
                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                   $  8,923         $  8,960
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
    DEPRECIATION & AMORTIZATION                                   7,838            6,935
    (GAIN) LOSS ON DISPOSITION OF ASSETS                            144               55
    (INCOME) OF JOINT VENTURES                                   (2,074)            (592)
    CHANGES IN ASSETS AND LIABILITIES:
      DEFERRED INCOME TAXES                                      (1,800)               0
      DEFERRED PENSION & OTHER                                    2,442            1,368
      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                    6,108            1,294
      ACCOUNTS RECEIVABLE, NET                                     (197)         (15,815)
      INVENTORIES                                                (1,634)          (1,395)
      PREPAID EXPENSES AND OTHER                                 (1,729)            (545)
                                                               --------         --------
      TOTAL ADJUSTMENTS                                           9,098           (8,695)
                                                               --------         --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                    18,021              265

CASH FLOWS FROM INVESTING ACTIVITIES:
  PURCHASE OF FIXED ASSETS                                      (20,730)          (7,280)
  ACQUISITIONS, NET OF CASH ACQUIRED                                105                0
  INCREASE OF OTHER ASSETS                                       (3,767)          (1,332)
  INVESTMENT IN JOINT VENTURES & OTHER                           (2,232)          (1,611)
  PROCEEDS FROM DISPOSAL OF ASSETS                                  309              115
                                                               --------         --------
    NET CASH USED IN INVESTING ACTIVITIES                       (26,315)         (10,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
  NET BORROWINGS UNDER LINE-OF-CREDIT
    AGREEMENTS                                                   10,787            7,611
  DEBT REPAYMENTS                                                  (634)               0
  PROCEEDS FROM ISSUANCE OF DEBT                                      0              153
  PROCEEDS FROM ISSUANCE OF COMMON STOCK                              0              219
  CASH DIVIDENDS PAID                                            (1,713)          (1,711)
                                                               --------         --------
    NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                                        8,440            6,272

  EFFECT OF EXCHANGE RATE CHANGES ON CASH                        (1,267)          (1,013)
                                                               --------         --------

  NET DECREASE IN CASH                                           (1,121)          (4,584)
  CASH BEGINNING BALANCE                                          4,540            4,605
                                                               --------         --------

  CASH ENDING BALANCE                                          $  3,419         $     21
                                                               ========         ========

The accompanying notes are an integral part of these consolidated statements.

                     WALBRO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUBSEQUENT EVENT

        On July 27, 1995, the Company, through certain of its wholly-owned subsidiaries, acquired the plastic fuel tank business of Dyno Industrier AS,
(Dyno) Oslo, Norway. The plastic fuel tank division of Dyno supplies plastic fuel tank systems to most European vehicle manufacturers through its operations in France, Spain, Norway, Great Britain, Germany, and Belgium. Dyno Fuel Systems Business sales approximated $147 million in 1994. The net purchase price for the acquisition of Dyno's Fuel Systems Business was approximately $124 million (approximately $138 million less approximately $14 million in cash acquired by the Company), exclusive of expenses of the transaction. The purchase price is subject to certain post-closing adjustments. The Company financed the acquisition through a combination of a private placement of $110 million of 9 7/8% Senior Notes due 2005 (the Notes) and a new $135 million credit facility (the New Credit Facility) with a group of Commercial Banks.

        The Notes are general unsecured obligations of the Company with interest payable semi-annually. The Notes are guaranteed by each of the significant domestic wholly-owned subsidiaries.

        Except as noted below, the Notes are not redeemable at the Company's option prior to July 15, 2000. Thereafter, the Notes will be redeemable, in whole or in part, at the option of the Company at various redemption prices as set forth in the Note Indenture, plus accrued and unpaid interest thereon to the redemption date. In addition, prior to July 15, 1998, the Company may, at its option, redeem up to an aggregate of 30% of the principal amount of the Notes originally issued with the net proceeds from one or more public equity offerings at the redemption price specified in the Note Indenture plus accrued interest to the date of redemption.

        Also, in the event of a change in control, the Company will be obligated to make an offer to purchase all of the outstanding Notes at a redemption price of 101% of the principal amount thereof plus accrued interest to the date of repurchase. Also, in certain circumstances, the Company will be required to make an offer to repurchase the Notes at a price equal to 100% of the principal amount thereof, plus accrued interest to the date of repurchase, with the net cash proceeds of certain asset sales.

        The New Credit Facility consists of a $135,000,000 multi-currency revolving loan facility for the Company and certain of its wholly-owned domestic and foreign subsidiaries, including a $5,000,000 swing line facility and a $17,000,000 letter of credit facility. The New Credit Facility has an initial term of five years, with annual one year extensions of the revolving credit portion of the facility available in the lender's discretion.

        At any time within three years after closing of the New Credit Facility, the Company may convert up to $70,000,000 of revolving credit loans under the New Credit Facility to term loans in minimum amounts of $15,000,000 with maturities not exceeding seven years from the closing of the New Credit Facility.

        Borrowings under the New Credit Facility bear interest at a per annum rate equal to the agent's base rate or the prevailing interbank offered rate in the applicable offshore currency market, plus an additional margin ranging from 0.5% to 1.75% based on certain financial ratios of the Company. The annual letter of credit fee will range from 0.5% to 1.5% based on the same financial ratios. The Company will also be required to pay a quarterly unused facility fee.

        Borrowings under the New Credit Facility are secured by first liens on the inventory, accounts receivable and certain intangibles of the Company and its wholly-owned domestic subsidiaries and by a pledge of 100% of the stock of wholly-owned domestic subsidiaries, and 65% of the stock of wholly-owned foreign subsidiaries. Collateral for the New Credit Facility secures the 2004 Notes on an equal and ratable basis. The Company and its wholly-owned domestic subsidiaries guarantee payment of domestic and foreign borrowings under the New Credit Facility. The Company's wholly-owned foreign subsidiaries guarantee payment of foreign borrowings under the New Credit Facility.

        The Note Indenture and the New Credit Facility contain numerous restrictive covenants including, but not limited to, the following matters:
(i) maintenance of certain financial ratios and compliance with certain financial tests and limitations; (ii) limitations on payment of dividends, incurrence of additional indebtedness and granting of certain liens; (iii) restrictions on mergers, acquisitions, asset sales, sales of subsidiary stock, capital expenditures and investments; (iv) issuance of preferred stock by subsidiaries and (v) sale and leaseback transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             Results of Operations

THREE MONTHS ENDED JUNE 30, 1995 VS. THREE MONTHS ENDED JUNE 30, 1994

         Net sales in the second quarter of 1995 increased 7.1% to $90.0 million compared to $84.0 million for the same period of 1994. Sales of automotive products increased 1.9% to $52.8 million for the second quarter of 1995 compared to $51.8 million for the same period of 1994. Sales of automotive products were lower than expected for the second quarter of 1995 because of a slower than scheduled start-up of a customer's major new vehicle line with significant product content by the Company and a reduction in U.S. passenger car sales and production during the quarter. Total vehicle sales in the U.S. market declined by 2.2% during the second quarter and passenger car sales declined by 4.4%. Both of these factors caused lower sales of fuel pumps and fuel rails compared to the prior year period. The slow start-up of the customer's new line negatively affected fuel module sales, but stronger sales of light trucks during the quarter caused an overall increase in sales of fuel modules. In addition, sales of the Company's new plastic fuel tanks contributed to the sales increase, the first sales of which were recorded in the fourth quarter of 1994.

         Sales of small engine products increased 13.3% to $29.8 million for the second quarter of 1995 compared to $26.3 million for the same period in 1994. Most of the increase was the result of increased sales of diaphragm carburetors, as sales of float feed carburetors in the U.S. were down in the second quarter. Sales of diaphragm carburetors increased by 24.9% for the second quarter of 1995 with approximately 70% of the increase derived from international sales, primarily from Japan and Singapore. About 36% of the diaphragm carburetor sales increase was attributable to foreign currency fluctuations. Float feed carburetor sales declined by 16.1% for the second quarter of 1995 as unseasonably cool spring weather caused lower domestic sales of lawn and garden and outdoor power equipment. A significant portion of the sales increase in small engine products resulted from increased sales at the Company's new subsidiary in China and increased sales of ignition systems.

         Sales to the aftermarket increased 11.9% to $6.6 million for the second quarter of 1995 compared to $5.9 million for the same period of 1994, with increased sales in all product areas. Automotive fuel system products reported the largest sales increase because the Company's larger aftermarket customers bought a broader line of products in greater quantities.

        Cost of sales for the second quarter of 1995 increased 10.1% to $73.0 million compared to $66.3 million for the same period of 1994, while cost of sales as a percent of net sales was 81.1% compared to 79.0% for the same 1994 period. In automotive products, the cost of sales percentage increase resulted from lower sales volumes of fuel pumps and fuel rails. In small engine products, the higher cost of sales as a percentage of net sales was due to lower float feed carburetor sales volume in the U.S. in conjunction with higher cost of sales in Japan and Singapore caused by the weaker U.S. Dollar.


        Selling and administrative ("S & A") expenses increased 16.8% for the second quarter of 1995 compared to the second quarter of 1994 and increased as a percent of sales because of increased spending for research and development and for expansion of the Company's automotive systems center in Auburn Hills, MI. In addition, S & A expenses increased in Japan and Singapore because of the weaker U.S. Dollar. Research and development expenses increased as efforts were expanded to develop new products to meet EPA regulations for automotive evaporative emissions and EPA regulations for small engine exhaust emissions. Interest expense increased because of higher interest rates and because of increased borrowings for additional working capital and for capital expenditures.

         Provision for income taxes was 50.8% lower for the second quarter of 1995 compared to the same period of 1994 because of lower taxable income and a lower year-to-date effective tax rate for 1995 of 35.4% compared to 37.2% for 1994. The equity in income from joint ventures in the second quarter of 1995 was $1.07 million versus the comparable period income of $.36 million in 1994, primarily because of increased sales and improved profitability at Marwal Systems and at Marwal do Brasil, the Company's joint ventures in France and Brazil respectively.

         Net income for the second quarter of 1995 was $3.8 million, a decrease of 15.6% compared to $4.5 million for the same period last year, as a result of the reasons described above. Net income per share for the second quarter or 1995 was $.45 compared with $.52 for the same 1994 period.

SIX MONTHS ENDED JUNE 30, 1995 VS. SIX MONTHS ENDED JUNE 30 1994

         Net sales for the first six months of 1995 increased 13.3% to $188.3 million compared to $166.2 million for the same period of 1994. Sales of automotive products increased 13.5% to $111.7 million for the 1995 period compared to $98.4 million for the 1994 period. The increased automotive product sales were primarily the result of increased sales during the first quarter of 1995.

         Sales of small engine products increased 10.8% to $61.4 million for the first six months of 1995 compared to $55.4 million for the same period of 1994. Sales of diaphragm carburetors increased by 13.3% for the first six months of

1995 while sales of float feed carburetors decreased by 6.0% compared to the same period of 1994. Most of the increased sales of diaphragm carburetors occurred in the second quarter and were derived primarily from international sales. Approximately 55% of the increased sales during the first six months of 1995 resulted from foreign currency fluctuations. The weather related decline in U.S. sales of float feed carburetors during the second quarter of 1995 more than offset the small increase in sales during the first quarter of 1995. Ignition products and carburetors for two-wheeled vehicles in China represented a significant portion of the small engine product sales increase for the first six months of 1995.

         Sales to the aftermarket increased 9.7% to $13.6 million for the first six months of 1995 compared to $12.4 million for the same period of 1994.
Sales increased in all product areas due to the same reasons stated above for the second quarter.

         Cost of sales for the first six months of 1995 increased 14.7% to $150.6 million compared to $131.3 million for the same period of 1994. Cost of sales as a percent of net sales was 80.0% compared to 79.0% for the first half of 1994. S & A expenses increased by 24.8% for the first six months of 1995 compared to the same period of 1994. The increases in all of the categories of costs and expenses for the six-month period were due to the same reasons stated above for the second quarter.

         The provision for income taxes was 24.3% lower for the first six months of 1995 compared to the same period of 1994 because of lower taxable income and a lower effective tax rate of 35.4% for the 1995 six-month period compared to 37.2% for the same 1994 period. The equity in income from joint ventures was $2.07 million for the first six months of 1995 compared to the 1994 income of $.59 million for the same period, primarily due to the same reasons stated above for the second quarter.

         Net income for the first six months of 1995 was $8.9 million, a decrease of 1.1% compared to net income of $9.0 million for the same period of 1994. The decrease was due to the reasons described above. Net income per share was $1.04, unchanged from the first six months of 1994.

                         Foreign Currency Transactions

         Approximately 24% of the Company's sales during the first six months of 1995 were derived from international manufacturing operations in Japan, China, Singapore and Mexico. The financial position and the results of operations of the Company's subsidiaries in Japan, Walbro Japan, Inc. and Walbro Automotive Japan, Inc., (8% of sales) and in China, Fujian Hualong Carburetor

Co., Ltd., (1% of sales) are measured in local currency of the countries in which they operate and translated into U.S. dollars. The effects of foreign currency fluctuations in Japan and China are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which sales are generated and the reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar.

         For the Company's subsidiary in Singapore, Walbro Singapore Pte. Ltd., (6% of sales), the expenses are generally incurred in the local currency, but sales are generated in U.S. dollars; therefore, results of operations are more directly influenced by a weakening or strengthening of the local currency. The Company's subsidiary in Mexico, Walbro de Mexico, S.A. de C.V., (9% of sales) operates as a maquiladora, or contract manufacturer, where only certain direct manufacturing expenses are incurred in the local currency and sales are generated in U.S. dollars. Thus, results of operations of the Company's subsidiary in Mexico are also more directly influenced by a weakening or strengthening of the local currency.

         Approximately 13% of the Company's net assets at June 30, 1995, are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company's consolidated shareholders' equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar. In addition, the Company has equity investments in unconsolidated joint ventures in France, Brazil, Japan and Korea. The Company's reported income from these joint ventures will be higher or lower depending upon a weakening or strengthening of the U.S. dollar.

         The acquisition of Dyno in July, 1995 (discussed below) will result in a significant increase in the foreign component of the Company's operations. Specifically, giving effect to the Dyno acquisition on a pro forma basis, approximately 47% of the Company's net sales for the six months ended June 30, 1995 and approximately 39% of the Company's net assets at June 30, 1995 would have been related to foreign operations.

         The Company's strategy for management of currency risk relies primarily upon the use of forward currency exchange contracts to manage its exposure to foreign currency fluctuations related to its operations in foreign countries, to manage its firm transaction commitments in foreign currencies and to hedge its equity investment in certain foreign joint ventures.

                        Liquidity and Capital Resources

         As of June 30, 1995, the Company had outstanding $8.0 million in short-term debt, including current portion of long-term debt, and $86.3 million in long-term debt. As of June 30, 1995, the approximate minimum principal payments required on the

Company's long-term debt in each of the five fiscal years subsequent to December 31, 1994 are $8.5 million in 1995, $1.0 million in 1996, $1.4 million in 1997, $7.5 million in 1998 and $7.1 million in 1999.

         On July 27, 1995, the Company, through certain of its wholly-owned subsidiaries, acquired the Fuel Systems Business of Dyno Industrier A.S. ("Dyno"), Oslo, Norway. Dyno's Fuel Systems Business supplies plastic fuel tanks to most European vehicle manufacturers through production facilities in Belgium, France, Germany, Norway, Spain and the United Kingdom. Dyno's fuel system sales approximated $147 million in 1994.

         The net purchase price of the acquisition of Dyno's Fuel Systems Business was approximately $124 million (approximately $138 million less approximately $14 million in cash acquired by the Company). The Company financed the acquisition through the combination of a private placement of $110 million in aggregate principal amount of its 9 7/8% Senior Notes due 2005 and a new $135 million secured Credit Facility with a group of commercial banks. At August 1, 1995, the Company had available to it approximately $86 million under the New Credit Facility. See Note 1 of the Notes to consolidated Financial Statements for further discussion.

         The Company's (including Dyno's) plans for 1995 capital expenditures for facilities, equipment and tooling total approximately $45.1 million, of which approximately $23.4 million represents maintenance expenditures. The Company intends to finance the capital expenditures with the New Credit Facility and cash from operations.

         Management believes that the Company's long-term cash needs will continue to be provided principally by operating activities supplemented, to the extent required, by borrowing under the Company's existing and future credit facilities. Management expects to replace these credit facilities as they expire with comparable facilities.

        As of June 30, 1995, accounts receivable amounted to $69.9 million, an increase of $11.6 million, compared to $58.3 million at June 30, 1994. The average collection period at June 30, 1995 was 63.3 days, slightly higher than the average collection period during calendar 1994 and increased for the reasons listed below for 1994. The average collection period in calendar year 1994 was 62.3 days compared to 56.8 days in 1993 and 55.0 days in 1992. Approximately 55% of the accounts receivable increase in 1994 was due to increased sales in 1994, while the remaining increase was due to longer collection periods. The average collection period in 1994 increased primarily because of a substantial increase in fuel pump sales to the Company's Marwal joint ventures, which received longer payment terms consistent with customary payment practices in Europe and South America.

                                    PART II

                               OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

(a)      The Annual Meeting of Stockholders of the Company was held on April
         19, 1995.

(b) The Stockholders voted to elect two Class II directors to the Company's Board of Directors, with the following votes:


                                                   Authority                            Broker
Directors                 For           Against    Withheld         Abstentions      Non-Votes
---------                 ---           -------    --------         -----------      ---------
Lambert E. Althaver       7,600,943       ---       25,693                 ---          ---
John E. Utley             7,597,011       ---       29,625                 ---          ---

(c) The Stockholders voted to approve the Amended and Restated Walbro Corporation Equity Based Long-Term Incentive Plan ("Equity Plan").
         The Equity Plan was amended and restated primarily in order to give non-employee directors an opportunity to receive stock options and to defer the receipt of compensation consistent with competitive practices of other public companies. The Equity Plan also was amended and restated in order (i) to continue qualification of the Equity
         Plan pursuant to Rule 16b-3 under the Securities Exchange Act of 1934,
         (ii) to qualify the Equity Plan under Section 162 (m) of the Internal Revenue Code, (iii) to increase the number of shares authorized for issuance under the Equity Plan, and (iv) to make other changes in respect to administration to reflect regulatory changes deemed appropriate by the Board with the following votes:

                                  Authority                         Broker
For              Against           Withheld        Abstentions      Non-Votes
---              -------           --------        -----------      ---------
6,689,983        736,833            55,900             ---            ---

(d) The Stockholders voted to amend the Walbro Corporation Restated Certificate of Incorporation to increase the Company's authorized capital and the authorized shares of Common Stock with the following votes:

                                  Authority                         Broker
For              Against          Withheld         Abstentions      Non-Votes
---              -------          --------         -----------      ---------
7,150,715        360,572            69,720             ---             ---

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - none

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WALBRO CORPORATION
                                          (Registrant)


Dated:  August 14, 1995                   /s/ L. E. Althaver
                                          _____________________________________
                                          L. E. Althaver, Chairman, President
                                          and Chief Executive Officer



Dated:  August 14, 1995                   /s/ Michael A. Shope
                                          _____________________________________
                                          Michael A. Shope
                                          Chief Financial Officer and Treasurer

                                EXHIBIT INDEX

Exhibit Number          Description
--------------          -----------
    27                  Financial Data Schedule