Form 10-Q
period 1995-09-30
WALBRO CORP
filed 1995-11-14
CIK 104174

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

               For The Quarterly Period ended September 30, 1995
                         Commission File Number 0-6955


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

                               Yes   X    No
                                   -----     -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 1995


                      Common Stock (one class): 8,579,976

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

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                                              9/30/95                12/31/94
                                                                            -----------           ------------
ASSETS                                                                      (Unaudited)
CURRENT ASSETS:
  CASH                                                                      $     20,322           $      4,540
  ACCOUNTS RECEIVABLE (NET)                                                      130,885                 66,333
  INVENTORIES                                                                     48,732                 31,439
  OTHER CURRENT ASSETS                                                            11,295                  7,664
                                                                            ------------           ------------
    TOTAL CURRENT ASSETS                                                         211,234                109,976

PROPERTY, PLANT & EQUIPMENT:
  LAND, BUILDINGS & IMPROVEMENTS                                                  48,821                 45,902
  MACHINERY & EQUIPMENT                                                          225,431                 93,127
                                                                            ------------           ------------
    SUBTOTAL                                                                     274,252                139,029
  LESS: ACCUMULATED DEPRECIATION                                                 (72,906)               (50,737)
                                                                            ------------           ------------
    NET PROPERTY, PLANT & EQUIPMENT                                              201,346                 88,292

OTHER ASSETS:
  GOODWILL (NET)                                                                  34,591                 16,905
  JOINT VENTURES, INVESTMENTS &
    OTHER                                                                         53,456                 42,193
                                                                            ------------           ------------
    TOTAL OTHER ASSETS                                                            88,047                 59,098
                                                                                  ------                 ------
    TOTAL ASSETS                                                            $    500,627           $    257,366
                                                                            ============           ============

The accompanying notes are an integral part of these consolidated balance sheets.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                              9/30/95                12/31/94
                                                                          --------------           ------------
LIABILITIES                                                                 (Unaudited)
CURRENT LIABILITIES:
  CURRENT PORTION LONG-TERM DEBT                                            $     10,109           $      8,442
  NOTES PAYABLE-BANKS                                                              6,593                  6,970
  ACCOUNTS PAYABLE                                                                45,927                 23,252
  ACCRUED LIABILITIES                                                             40,326                 12,934
                                                                            ------------           ------------
    TOTAL CURRENT LIABILITIES                                                    102,955                 51,598

LONG-TERM DEBT, NET OF CURRENT                                                   246,918                 66,136
OTHER LONG-TERM LIABILITIES                                                       15,696                 11,717
                                                                            ------------           ------------
    TOTAL LONG-TERM LIABILITIES                                                  262,614                 77,853

STOCKHOLDERS' EQUITY
COMMON STOCK, $.50 PAR VALUE;                                                      4,289                  4,282
  AUTHORIZED 25,000,000;
  OUTSTANDING 8,579,976 IN 1995 AND 8,564,576
  IN 1994
PAID-IN CAPITAL                                                                   64,371                 64,221
RETAINED EARNINGS                                                                 64,497                 55,855
OTHER STOCKHOLDERS' EQUITY                                                         1,901                  3,557
                                                                            ------------           ------------
    TOTAL STOCKHOLDERS' EQUITY                                                   135,058                127,915
                                                                                 -------                -------

    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                $    500,627           $    257,366
                                                                            ============           ============

The accompanying notes are an integral part of these consolidated balance sheets.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

                                                          THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                       9/30/95           9/30/94                 09/30/95       09/30/94
                                                     ---------        ----------              -----------     ----------
                                                             (Unaudited)                                (Unaudited)

NET SALES                                         $     124,495    $      75,251         $    312,786       $     241,433

COST OF SALES & EXPENSES:
   COST OF SALES                                        105,444           62,130              256,030             193,437
   SELLING AND ADMINISTRATIVE EXPENSES                   12,577            9,601               36,728              28,955
   INTEREST EXPENSE, NET                                  4,100              921                6,638               2,457
   OTHER EXPENSE                                           (272)             484                  144               1,147
                                                  -------------    -------------         ------------       -------------
     TOTAL                                              121,849           73,136              299,540             225,996

INCOME BEFORE INCOME TAXES AND
 JOINT VENTURES                                           2,646            2,115               13,246              15,437


PROVISION FOR INCOME TAXES                                  895              542                4,646               5,496
EQUITY IN (INCOME) OF JOINT VENTURES                       (538)          (1,401)              (2,612)             (1,993)
                                                  -------------    -------------         ------------       -------------

NET INCOME                                        $       2,289    $       2,974         $     11,212       $      11,934
                                                  =============    =============         ============       =============

NET INCOME PER SHARE                                      $0.27            $0.35                $1.30               $1.39

AVERAGE SHARES OUTSTANDING                            8,610,864        8,599,219            8,599,392           8,603,979

The accompanying notes are an integral part of these consolidated statements.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                NINE MONTHS ENDED
                                                                          9/30/95                9/30/94
                                                                          -------                --------
                                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                          $     11,212          $      11,934
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
    DEPRECIATION & AMORTIZATION                                             13,568                 10,552
    (GAIN) LOSS ON DISPOSITION OF ASSETS                                       144                    170
    (INCOME) OF JOINT VENTURES                                              (2,612)                (1,993)
    (GAIN) ON BUSINESS INTERRUPT INSURANCE                                    (700)                     0
    CHANGES IN ASSETS AND LIABILITIES, NET OF ACQUISITION:
      DEFERRED INCOME TAXES                                                   (393)                     0
      DEFERRED PENSION & OTHER                                               1,929                   (756)
      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                              13,996                 (5,240)
      ACCOUNTS RECEIVABLE, NET                                             (16,645)               (15,524)
      INVENTORIES                                                             (279)                (1,068)
      PREPAID EXPENSES AND OTHER                                            (2,497)                 2,604
                                                                      ------------          -------------
      TOTAL ADJUSTMENTS                                                     (6,511)               (11,255)
                                                                      ------------          -------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                               17,723                    679

CASH FLOWS FROM INVESTING ACTIVITIES:
  PURCHASE OF FIXED ASSETS                                                 (33,319)               (13,943)
  ACQUISITIONS, NET OF CASH ACQUIRED                                      (124,176)                     0
  INCREASE OF OTHER ASSETS                                                  (6,665)                (1,242)
  INVESTMENT IN JOINT VENTURES & OTHER                                      (5,634)                (1,707)
  PROCEEDS FROM DISPOSAL OF ASSETS                                            (115)                   115
                                                                      ------------          -------------
    NET CASH USED IN INVESTING ACTIVITIES                                 (168,642)               (16,777)

CASH FLOWS FROM FINANCING ACTIVITIES:
  NET BORROWINGS UNDER LINE-OF-CREDIT
    AGREEMENTS                                                              62,321                 15,982
  DEBT REPAYMENTS                                                           (1,793)                  (408)
  PROCEEDS FROM ISSUANCE OF DEBT                                           110,526                    153
  PROCEEDS FROM ISSUANCE OF COMMON STOCK                                       157                    219
  CASH DIVIDENDS PAID                                                       (2,569)                (2,568)
                                                                      ------------          -------------
    NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                                                 207,973                 13,378

  EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     (904)                (1,217)
                                                                      ------------          -------------
  NET DECREASE IN CASH                                                      15,782                 (3,937)
  CASH BEGINNING BALANCE                                                     4,540                  4,605
                                                                      ------------          -------------
  CASH ENDING BALANCE                                                 $     20,322          $         668
                                                                      ============          =============

The accompanying notes are an integral part of these consolidated statements.

                     WALBRO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) ACQUISITION

        On July 27, 1995, the Company, through certain of its wholly-owned subsidiaries, acquired the plastic fuel tank business of Dyno Industrier A.S,(Dyno) Oslo, Norway. The plastic fuel tank division of Dyno supplies plastic fuel tank systems to most European vehicle manufacturers through its operations in France, Spain, Norway, Great Britain, Germany, and Belgium. Dyno Fuel Systems Business sales approximated $147 million in 1994. The net purchase price for the acquisition of Dyno's Fuel Systems Business was approximately $124 million (approximately $138 million less approximately $14 million in cash acquired by the Company), exclusive of expenses of the transaction. The purchase price is subject to certain post-closing adjustments. The Company financed the acquisition through a combination of a private placement of $110 million of 9 7/8% Senior Notes due 2005 (the Notes) and a new $135 million credit facility (the New Credit Facility) with a group of Commercial Banks.
        The Notes are general unsecured obligations of the Company with interest payable semi-annually. The Notes are guaranteed by each of the significant domestic wholly-owned subsidiaries.
        Except as noted below, the Notes are not redeemable at the Company's option prior to July 15, 2000. Thereafter, the Notes will be redeemable, in whole or part, at the option of the Company at various redemption prices as set forth in the Note Indenture, plus accrued and unpaid interest thereon to the redemption date. In addition, prior to July 15, 1998, the Company may, at its option, redeem up to an aggregate of 30% of the principal amount of the Notes originally issued with the net proceeds from one or more public equity offerings at the redemption price specified in the Note Indenture plus accrued interest to the date of redemption.
        Also, in the event of a change in control, the Company will be obligated to make an offer to purchase all of the outstanding Notes at a redemption price of 101% of the principal amount thereof plus accrued interest to the date of repurchase. Also, in certain circumstances, the Company will be required to make an offer to repurchase the Notes at a price equal to 100% of the principal amount thereof, plus accrued interest to the date of repurchase, with the net cash proceeds of certain asset sales.
        The New Credit Facility consists of a $135,000,000 multi-currency revolving loan facility for the Company and certain of its wholly-owned domestic and foreign subsidiaries, including a $5,000,000 swing line facility and a $17,000,000 letter of credit facility. The New Credit Facility has an initial term of five years, with annual one year extensions of the revolving credit portion of the facility available in the lender's discretion.
        At any time within three years after closing of the New Credit Facility, the Company may convert up to $70,000,000 of revolving credit loans under the New Credit Facility to term loans in minimum amounts of $15,000,000 with maturities not exceeding seven years from the closing of the New Credit Facility.
        Borrowings under the New Credit Facility bear interest at a per annum rate equal to the agent's base rate or the prevailing interbank offered rate in the applicable offshore currency market, plus an additional margin ranging from 0.5% to 1.75% based on certain financial ratios of the Company. The annual letter of credit fee will range from 0.5% to 1.5% based on the same financial ratios. The Company will also be required to pay a quarterly unused facility fee.
        Borrowings under the New Credit Facility are secured by first liens on the inventory, accounts receivable and certain intangibles of the Company and its wholly-owned domestic subsidiaries and by a pledge of 100% of the stock of wholly-owned domestic subsidiaries, and 65% of the stock of wholly-owned foreign subsidiaries. Collateral for the New Credit Facility secures the 2004 Notes on an equal and ratable basis. The Company and its wholly-owned domestic subsidiaries guarantee payment of domestic and foreign borrowings under the New Credit Facility. The Company's wholly-owned foreign subsidiaries guarantee payment of foreign borrowings under the New Credit Facility.
        The Note Indenture and the New Credit Facility contain numerous restrictive covenants including, but not limited to, the following matters:
(i) maintenance of certain financial ratios and compliance with certain financial tests and limitations; (ii) limitations on payment of dividends, incurrence of additional indebtedness and granting of certain liens; (iii) restrictions on mergers, acquisitions, asset sales, sales of subsidiary stock, capital expenditures and investments; (iv) issuance of preferred stock by subsidiaries and (v) sale and leaseback transactions.

                      WALBRO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        The acquisition has been accounted for by the purchase method of accounting and the net assets are included in the Company's Consolidated Balance Sheets as of July 27, 1995 based upon their estimated fair values at the transaction date. The Company's Consolidated Statements of Income include the revenues and expenses of the acquired business subsequent to the transaction date. The excess of the purchase price over the estimated fair value of the net assets acquired (goodwill) is estimated to be $17 million since the purchase price is subject to post closing adjustments and the purchase price allocation is based on preliminary estimates of the fair value of the net assets acquired and is subject to adjustment as additional information becomes available during 1995.

SUPPLEMENTAL PRO FORMA RESULTS OF OPERATIONS

        The following unaudited pro forma summary presents supplemental earnings statement information as if the acquisition had occurred at the beginning of the periods presented (in thousands except net income per share):

                                        Nine Months
                                    Ended September 30
                                   1995           1994
                                   ----           ----
        Net Sales               $434,461        $342,778
        Net Income                 9,725           4,759
        Net Income per Share        1.13             .55


        Adjustments reflect estimated adjustments to depreciation and amortization expense resulting from the revaluation of Dyno net assets acquired, interest expense on acquisition debt, a 1994 litigation claim retained by Dyno Industrier A.S and related tax adjustments. The above supplemental pro forma results of operations includes Dyno Industrier information for seven months ended July 27, 1995 and for nine months ended September 30, 1994.

                      WALBRO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                                                            September 30, 1995
                                              ----------------------------------------------------------------------------------
                                                                                  Walbro
                                                                               Corporation        Consolidation
                                             Guarantor     Nonguarantor          (Parent         and Elimination       Consolidated
                                            Subsidiaries   Subsidiaries        Corporation)          Entries              Total
ASSETS
CURRENT ASSETS
  Cash                                            75          27,116             (6,869)                                  20,322
  Accounts receivable, net                    19,835          55,261             57,475               (1,686)            130,885
  Inventories                                 25,599          21,965              1,168                                   48,732
  Prepaid expenses and other                   4,522           2,167                516                  (17)              7,188
  Deferred and refundable income taxes         6,376          (1,162)            (1,104)                  (3)              4,107
                                              ----------------------------------------------------------------------------------
    Total current assets                      56,407         105,347             51,186               (1,706)            211,234
                                              ----------------------------------------------------------------------------------
PLANT AND EQUIPMENT, NET                      86,232         104,884             10,121                  109             201,346
                                              ----------------------------------------------------------------------------------
OTHER ASSETS:
  Funds held for construction                  1,061                                                                       1,061
  Joint ventures                               9,978           12,970                                                     22,948
  Investments                                150,334              231            99,994             (240,836)              9,723
  Goodwill, net                               15,368            2,787                                 16,436              34,591
  Plant and equipment held for resale                                                80                                       80
  Notes receivable                                                              196,301             (195,679)                622
  Other                                        5,944            4,484             9,413                 (819)             19,022
                                             -----------------------------------------------------------------------------------
    Total other assets                       182,685           20,472           305,788             (420,898)             88,047
                                             -----------------------------------------------------------------------------------
  Total assets                               325,324          230,703           367,095             (422,495)            500,627
                                             ===================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt              515           9,186                408                                   10,109
  Bank and other borrowings                                    6,593                                                       6,593
  Accounts payable                            26,773          35,600                184              (16,630)             45,927
  Accrued liabilities                          9,902          14,718              4,540               10,309              39,469
  Dividends payable                                                                 857                                      857
                                             -----------------------------------------------------------------------------------
    Total current liabilities                 37,190          66,097              5,989               (6,321)            102,955
                                             -----------------------------------------------------------------------------------
LONG-TERM LIABILITIES
  Long-term debt, less current portion       209,873          78,605            218,306             (259,866)            246,918
  Pension obligations                            832           3,160              7,645                    1              11,638
  Deferred income taxes                        1,944             412                 98                                    2,454
  Minority interest                                            1,604                                                       1,604
                                             -----------------------------------------------------------------------------------
    Total long-term liabilities              212,649          83,781            226,049             (259,865)            262,614
                                             -----------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
  Common stock, $.50 par value;
    authorized 25,000,000; outstanding
     8,564,576 in 1994, 8,579,976 in 1995                     12,485              4,289              (12,485)              4,289
  Paid-in capital                                             49,876             64,371              (49,876)             64,371
  Retained earnings                           73,567          12,199             64,497              (85,766)             64,497
  Deferred compensation                                                            (845)                                    (845)
  Unrealized gain on securities
    available for sale                                                            1,225                                    1,225
  Cumulative translation adjustments           1,918           1,214              1,520               (3,131)              1,521
                                             -----------------------------------------------------------------------------------
    Total stockholders' equity                75,485          75,774            135,057             (151,258)            135,058
                                             -----------------------------------------------------------------------------------
    Total liabilities and
      stockholders' equity                   325,324         225,652            367,095             (417,444)            500,627
                                             ===================================================================================

                       WALBRO CORPORATION & SUBSIDIARIES

     SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                                                          DECEMBER 31, 1994
                                             ---------------------------------------------------------------------------
                                                                              WALBRO
                                                                           CORPORATION     CONSOLIDATION
                                              GUARANTOR     NONGUARANTOR     (PARENT      AND ELIMINATION   CONSOLIDATED
                                             SUBSIDIARIES   SUBSIDIARIES   CORPORATION)       ENTRIES          TOTAL
                                             ------------   ------------   ------------   ---------------   ------------
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
CURRENT ASSETS:
  Cash.....................................    $     75       $  2,525       $  1,940        $      --        $  4,540
  Accounts receivable, net.................      40,316         20,311         18,495          (12,789)         66,333
  Inventories..............................      24,732          6,120            587               --          31,439
  Prepaid expenses and other...............       3,728            733            701           (1,161)          4,001
  Deferred and refundable income taxes.....       5,656         (1,169)          (824)              --           3,663
                                               --------       --------       --------        ---------        --------
    Total current assets...................      74,507         28,520         20,899          (13,950)        109,976
                                               --------       --------       --------        ---------        --------
PLANT AND EQUIPMENT, NET...................      64,044         14,292          9,848              108          88,292
                                               --------       --------       --------        ---------        --------
OTHER ASSETS:
  Funds held for construction..............       1,061             --             --               --           1,061
  Joint ventures...........................       6,598          9,920             --               --          16,518
  Investments..............................       4,395            239         89,092          (82,929)         10,797
  Goodwill, net............................      15,710          1,195             --               --          16,905
  Plant and equipment held for resale......          --             --             80               --              80
  Notes receivable.........................          --             --         55,916          (51,550)          4,366
  Deferred income taxes....................          --            871             --               --             871
  Other....................................       2,399            721          5,380               --           8,500
                                               --------       --------       --------        ---------        --------
    Total other assets.....................      30,163         12,946        150,468         (134,479)         59,098
                                               --------       --------       --------        ---------        --------
  Total assets.............................    $168,714       $ 55,758       $181,215        $(148,321)       $257,366
                                               ========       ========       ========        =========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt........    $    515       $  7,519       $    408        $      --        $  8,442
  Bank and other borrowings................          --          6,970             --               --           6,970
  Accounts payable.........................      28,322          6,868            472          (12,410)         23,252
  Accrued liabilities......................      10,218          4,152           (775)          (1,518)         12,077
  Dividends payable........................          --             --            857               --             857
                                               --------       --------       --------        ---------        --------
    Total current liabilities..............      39,055         25,509            962          (13,928)         51,598
                                               --------       --------       --------        ---------        --------
LONG-TERM LIABILITIES:
  Long-term debt, less current portion.....      71,112            348         46,226          (51,550)         66,136
  Pension obligations and other............         648            949          6,556               --           8,153
  Deferred income taxes....................       2,120            763           (444)              --           2,439
  Minority interest........................          --          1,125             --               --           1,125
                                               --------       --------       --------        ---------        --------
    Total long-term liabilities............      73,880          3,185         52,338          (51,550)         77,853
                                               --------       --------       --------        ---------        --------
STOCKHOLDERS' EQUITY:
  Common stock, $.50 par value;
    authorized 15,000,000; outstanding
    8,564,576 in 1994......................          --          1,999          4,282           (1,999)          4,282
  Paid-in capital..........................          --          3,632         64,221           (3,632)         64,221
  Retained earnings........................      55,416         18,934         55,855          (74,350)         55,855
  Deferred compensation....................          --             --         (1,225)              --          (1,225)
  Unrealized gain on securities available
    for sale...............................          --             --          1,428               --           1,428
  Cumulative translation adjustments.......         363          2,499          3,354           (2,862)          3,354
                                               --------       --------       --------        ---------        --------
    Total stockholders' equity.............      55,779         27,064        127,915          (82,843)        127,915
                                               --------       --------       --------        ---------        --------
    Total liabilities and stockholders'
      equity...............................    $168,714       $ 55,758       $181,215        $(148,321)       $257,366
                                               ========       ========       ========        =========        ========

                     WALBRO CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                               September 30, 1995
                                             ----------------------------------------------------------------------------------
                                                                               Walbro
                                                                            Corporation        Consolidation
                                              Guarantor      Nonguarantor     (Parent         and Elimination     Consolidated
                                             Subsidiaries    Subsidiaries   Corporation)          Entries            Total
                                             -----------     ------------   ------------     ----------------     ------------
NET SALES                                       248,449          92,623          1,474           (29,760)          312,786
COSTS AND EXPENSES:
   Cost of sales                                203,974          81,102            714           (29,760)          256,030
   Selling, administration & other expenses      22,747           4,577          8,656                              35,980
                                                -------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                          21,728           6,994          7,896              -               20,776
OTHER EXPENSE (INCOME):
   Interest expense                               6,354           1,552          5,888            (6,667)            7,127
   Interest income                               (1,775)            636         (6,017)            6,667              (489)
   Foreign currency exchange loss(gain)            (123)             52            491                                 420
                                                -------------------------------------------------------------------------------
   Income before provision for income
      taxes, minority interest, equity in
      (income) loss of joint ventures
      and subsidiaries                           17,272           4,704         (8,258)             -               13,718
   Provision (credit) for income taxes            5,988           1,059         (2,859)              458             4,646
   Minority Interest                                                472
   Equity in (income) loss of joint                                                                                    472
     ventures                                      (414)         (2,198)                                            (2,612)
   Equity in (income) of subsidiaries            (5,841)                       (17,070)           22,911               -
                                                -------------------------------------------------------------------------------
   Net Income                                    17,539           5,371         11,671           (23,369)           11,212
                                                ===============================================================================

                      WALBRO CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                         September 30, 1994
                                                 -------------------------------------------------------------------------
                                                                                 Walbro
                                                                               Corporation   Consolidation
                                                   Guarantor    Nonguarantor     (Parent    and Elimination   Consolidated
                                                 Subsidiaries   Subsidiaries   Corporation)     Entries           Total
                                                 ------------   ------------   -----------      -------           -----
NET SALES                                          221,955        42,495            901         (23,918)          241,433
COSTS AND EXPENSES:
 Cost of sales                                     180,427        36,075            850         (23,915)          193,437
 Selling, administration & other expenses           20,756         2,724          5,454              (3)           28,931
                                                   ----------------------------------------------------------------------
OPERATING INCOME (LOSS)                             20,772         3,696         (5,403)            -              19,065
OTHER EXPENSE (INCOME):
 Interest expense                                    4,126           367          1,646          (3,673)            2,466
 Interest income                                                      (3)        (3,679)          3,673                (9)
 Foreign currency exchange loss(gain)                   (8)           17          1,117                             1,126
                                                   ----------------------------------------------------------------------
 Income before provision for income taxes,
    minority interest, equity in (income) loss
    of joint ventures and subsidiaries              16,654         3,315          (4,487)            -             15,482
 Provision (credit) for income taxes                 5,821         1,205          (1,530)                           5,496
 Minority Interest                                                    45                                               45
 Equity in (income) loss of joint ventures          (1,127)         (866)                                          (1,993)
 Equity in (income) of subsidiaries                 (2,931)                      (14,892)        17,823               -
                                                   ----------------------------------------------------------------------
 Net Income                                         14,891         2,931          11,935        (17,823)           11,934
                                                   ======================================================================

                      WALBRO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                     September 30, 1995
                                                       --------------------------------------------------------------------------
                                                                                        Walbro
                                                                                     Corporation     Consolidation
                                                        Guarantor     Nonguarantor     (Parent      and Elimination   Consolidated
                                                       Subsidiaries   Subsidiaries   Corporation)       Entries          Total
                                                       ------------    -----------    -----------    ---------------   ----------
Net cash provided by (used in) operating activities        75,694         13,549        (50,359)        (21,161)         17,723
                                                       --------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of plant and equipment                          (29,810)        (2,873)          (636)                        (33,319)
 Acquisitions, net of cash acquired                      (138,378)       (14,262)           (60)                       (124,176)
 Purchase of other assets                                  (3,857)         2,190         (4,998)                         (6,665)
 Investment in joint ventures and other                   (11,038)           194        (15,961)         21,171          (5,634)
 Proceeds/(payments) of intercompany note receivable                                                                         --
 Proceeds from disposal of assets                             107              7              1                             115
                                                       --------------------------------------------------------------------------
Net cash provided by(used in) investing activities       (182,976)        13,780        (21,654)         21,171        (169,679)
                                                       --------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings (repayments) under revolving
   line-of-credit agreements                                                (545)        62,866                          62,321
 Debt Repayments                                             (383)        (1,410)                                        (1,793)
 Proceeds from issuance of long-term debt                 107,665            111          2,750                         110,526
 Proceeds from issuance of common stock
   and options                                                                              157                             157
 Cash dividends paid                                                                     (2,569)                         (2,569)
                                                       --------------------------------------------------------------------------
Net cash provided by(used in) financing activities        107,282         (1,844)        63,204              --         166,642
                                                       --------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON
 CASH                                                                       (894)                           (10)           (904)
                                                       --------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                --         24,591         (8,809)             --          15,782
CASH AT BEGINNING OF YEAR                                      75          2,525          1,940                           4,540
                                                       --------------------------------------------------------------------------
CASH AT END OF PERIOD                                          75         27,116         (6,869)             --          20,322
                                                       ==========================================================================

                      WALBRO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                        September 30, 1994
                                           ---------------------------------------------------------------------------
                                                                                 Walbro
                                                                              Corporation    Consolidation
                                                Guarantor      Nonguarantor     (Parent     and Elimination Consolidated
                                               Subsidiaries    Subsidiaries   Corporation)      Entries         Total
                                               ------------    -----------   -------------   -------------- ------------
Net cash provided by (used in) operating
  activites                                          18,405           1,027        (3,412)       (15,340)         680
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of plant and equipment                   (9,462)         (1,139)       (3,376)            34      (13,943)
   Acquisitions, net of cash acquired                                                                              --
   Purchase of other assets                            (272)            (49)         (921)                     (1,242)
   Investment in joint ventures and other            (3,761)          1,102       (14,892)        15,878       (1,707)
   Proceeds/(payments) of intercompany note
     receivable                                      (5,500)                        5,500                          --
   Proceeds from disposal of assets                     109                             6                         115
                                                 --------------------------------------------------------------------
Net cash provided by (used in) investing
  activities                                        (18,886)            (86)      (13,683)        15,878      (16,777)
                                                 --------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) under revolving
      line-of-credit agreements                                         582        15,400                      15,982
   Debt Repayments                                                                   (408)                       (408)
   Proceeds from issuance of long-term debt             153             582                                       153
   Proceeds from issuance of common stock
      and options                                                                     219                         219
   Cash dividends paid                                                             (2,568)                     (2,568)
                                                 --------------------------------------------------------------------
Net cash provided by (used in) financing
  activities                                            153             582        12,643             --       13,378
                                                 --------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON
   CASH                                                                (680)                        (538)      (1,218)
                                                 --------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                        (328)            843        (4,452)            --       (3,937)
CASH AT BEGINNING OF YEAR                               431           1,732         2,442                       4,605
                                                 --------------------------------------------------------------------
CASH AT END OF PERIOD                                   103           2,575        (2,010)            --          668
                                                 ====================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             Results of Operations

        On July 27, 1995, the Company, through certain of its wholly-owned subsidiaries, acquired the Fuel Systems Business of Dyno Industrier A.S, Oslo, Norway ("Dyno"). Dyno supplies plastic fuel tanks to most European vehicle manufacturers through production facilities in Belgium, France, Germany, Norway, Spain and the United Kingdom. Dyno's Fuel Systems Business sales approximated $147 million in 1994. Except as noted below the results of operations for the three and nine month periods ended September 30, 1995 only include the results of Dyno after July 27, 1995.


THREE MONTHS ENDED SEPTEMBER 30, 1995 VS. THREE MONTHS ENDED SEPTEMBER 30, 1994

        Net sales in the third quarter of 1995 increased 65.3% to $124.5 million compared to $75.3 million for the same period of 1994. Net sales in the third quarter of 1995 included $35.2 million of sales from Dyno. Net sales in the third quarter of 1995 without Dyno sales increased 18.6% (11.4% increase without Dyno sales and without component parts sales to unconsolidated joint ventures of $5.5 million). Sales of automotive products increased 99.8% to $93.1 million for the third quarter of 1995 compared to $46.6 million for the same period of 1994 (24.3% increase without Dyno sales and 12.5% without Dyno sales and component parts sales). Sales of automotive products were lower than expected for the third quarter of 1995 because of lower U.S. passenger car sales during the 1995 quarter and because of a slower than scheduled start-up of a customer's major new vehicle line with significant product content by the Company. Both of these factors caused lower sales of fuel pumps and fuel rails compared to the prior year period. The slow start-up of the customer's new line negatively affected fuel module sales, but stronger sales of light trucks during the quarter caused an overall increase in sales of fuel modules. In addition, sales of the Company's new plastic fuel tanks manufactured in the U.S. contributed to the sales increase, the first sales of which were recorded in the fourth quarter of 1994.

        Sales of small engine products increased 11.1% to $25.0 million for the third quarter of 1995 compared to $22.5 million for the same period in 1994. Most of the increase was the result of increased sales of diaphragm carburetors, as sales of float feed carburetors in the U.S. were lower in the third quarter of 1995 compared to the third quarter of 1994. Sales of diaphragm carburetors increased by 23.0% for the third quarter of 1995 with approximately 75% of the increase derived from U.S. sales as 1994 third quarter sales had been depressed due to customer order delays related to delays in the Company's customers' engine certifications by the California Air Resources Board during the last half of 1994. Float feed carburetor sales in the U.S. declined by 19.0% for the third quarter of 1995 as poor weather caused lower domestic sales of lawn and garden and outdoor power equipment. A significant portion of the sales increase in small engine products, 22.9%, resulted from increased sales at the Company's new subsidiary in China, sales of ignition systems accounted for 9.8% of the increased sales.

      Sales to the aftermarket decreased 9.7% to $5.6 million for the third quarter of 1995 compared to $6.2 million for the same period of 1994, as lightning struck the Company's aftermarket warehouse in Cass City, Michigan causing substantial smoke and water damage to the building and its contents. Aftermarket operations were shut down for three weeks in August as a result of the fire. Insurance proceeds from property coverage and business interruption will cover most of the loss from the fire and should not affect earnings in future periods.

      Cost of sales for the third quarter of 1995 increased 69.7% to $105.4 million compared to $62.1 million for the same period of 1994 (17.9% increase without Dyno), while cost of sales as a percent of net sales was 84.7% (82.1% without Dyno) compared to 82.6% for the same 1994 period. Cost of sales as a percent of sales at Dyno was 91.4% for the third quarter of 1995. The Dyno gross margin was lower than normal because several plants were closed for the annual European vacations in August. In automotive products (without Dyno), the cost of sales as a percentage of net sales decrease resulted primarily from higher sales volumes of fuel modules partially offset by lower fuel rail volumes. In small engine products, the lower cost of sales as a percentage of net sales was due to increased sales volumes of diaphragm carburetors in the U.S.

      Selling and administrative ("S & A") expenses increased 31.0%
(increased 22.7% without Dyno) for the third quarter of 1995 compared to the third quarter of 1994 and increased as a percent of sales from 12.8% to 13.2%, without Dyno, because of increased spending for research and development and for expansion of the Company's automotive systems center in Auburn Hills, Michigan and facilities expansion at Caro, Michigan and Meriden, Connecticut. In addition, S & A expenses increased in Japan and Singapore because of the weaker U.S. Dollar. Research and development expenses increased as efforts were expanded to develop new products to meet EPA regulations for automotive evaporative emissions and EPA regulations for small engine exhaust emissions.

      Interest expense increased substantially because of borrowings for the Dyno acquisition and increased borrowings for additional working capital and for capital expenditures. A description of the borrowings for the Dyno acquisition is provided under Liquidity and Capital Resources.

      Provision for income taxes was 61.5% higher for the third quarter of 1995 compared to the same period of 1994 because of higher taxable income but with a slightly lower year-to-date effective tax rate for 1995 of 35.1% compared to 35.6% for 1994. The equity in income from joint ventures in the third quarter of 1995 was $0.54 million versus the comparable period income of $1.40 million in 1994, primarily because of reduced profitability at Marwal Systems (France), Mitsuba Walbro Inc. (Japan) and start-up costs at Korea Automotive Fuel Systems Ltd. Lower profits at Marwal Systems for the 1995 third quarter resulted from lower auto sales in France because of a terminated government incentive program and lower sales and profits from Italian business because of the devalued Lira.

      Net income for the third quarter of 1995 was $2.3 million, a decrease of 23.3% compared to $3.0 million for the same period last year, as a result of the reasons described above. Net income per share for the third quarter or 1995 was $.27 compared with $.35 for the same 1994 period.

NINE MONTHS ENDED SEPTEMBER 30, 1995 VS. NINE MONTHS ENDED SEPTEMBER 30, 1994

      Net sales for the first nine months of 1995 increased 29.6% to $312.8 million compared to $241.4 million for the same period of 1994 (15.1% increase without Dyno sales and 9.7% increase without Dyno sales and without component parts sales of $12.9 million). Sales of automotive products increased 41.2% to $204.8 million for the 1995 nine-month period compared to $145.0 million for the same 1994 period (17.0% increase without Dyno sales and 8.1% increase without Dyno sales and component parts sales). The increased automotive product sales were primarily the result of increased fuel module sales during the first and third quarters of 1995.

      Sales of small engine products increased 10.9% to $86.4 million for the first nine months of 1995 compared to $77.9 million for the same period of 1994. Sales of diaphragm carburetors increased by 16.0% for the first nine months of 1995 while sales of float feed carburetors decreased by 10.0% compared to the same period of 1994. Most of the increased sales of diaphragm carburetors occurred in the second and third quarters and were derived primarily from international sales in the second quarter and domestic sales in the third quarter. The weather related decline in U.S. sales of float feed carburetors during the second and third quarters of 1995 more than offset the small increase in sales during the first quarter of 1995. Ignition products and carburetors for two-wheeled vehicles in the Peoples Republic of China represented a significant portion of the small engine product sales increase for the first nine months of 1995.

      Sales to the aftermarket increased 3.2% to $19.2 million for the first nine months of 1995 compared to $18.6 million for the same period of 1994. Sales increased in all product areas during the first six months of 1995 but declined in the third quarter of 1995 for the reasons stated above.

      Cost of sales for the first nine months of 1995 increased 32.4% to $256.0 million compared to $193.4 million for the same period of 1994 (15.7% increase without Dyno). Cost of sales as a percent of net sales was 81.8% (80.6% without Dyno) for the first nine months of 1995 compared to 80.1% for the same period of 1994. The increase in cost of sales as a percent of net sales, without Dyno, occurred primarily in the second quarter as both automotive products and small engine products reported lower gross margins. Automotive product margins declined because of lower volumes of fuel pumps and fuel rails because of lower passenger car sales and small engine margins declined because of lower volumes of float feed carburetors related to weather. S & A expenses increased by 26.8% (increased 24.1% without Dyno) for the first nine months of 1995 compared to the same period of 1994. The increases in all of the categories of S & A expenses for the nine-month period were due to the same reasons stated above for the third quarter of 1995.

      The provision for income taxes was 15.5% lower for the first nine months of 1995 compared to the same period of 1994 because of lower taxable income and a slightly lower effective tax rate of 35.1% for the 1995 nine-month period compared to 35.6% for the same 1994 period. The equity in income from joint ventures was $2.61 million for the first nine months of 1995 compared to the 1994 income of $1.99 million for the same period because of the increased sales and improved profitability at Marwal Systems (France) and Marwal do Brasil during the first six months of 1995 which more than offset the decline in profitability at Marwal Systems during the third quarter of 1995.

      Net income for the first nine months of 1995 was $11.2 million, a decrease of 5.9% compared to net income of $11.9 million for the same period of 1994. The decrease was due to the reasons described above. Net income per share was $1.30 for the first nine months of 1995 compared to $1.39 for the first nine months of 1994.

                         Foreign Currency Transactions

      Approximately 32% of the Company's sales during the first nine months of 1995 were derived from international manufacturing operations in Europe, Asia and Mexico. The financial position and the results of operations of the Company's subsidiaries in Europe (11% of sales), Japan (8% of sales) and China (1% of sales) are measured in local currency of the countries in which they operate and translated into U.S. dollars. The effects of foreign currency fluctuations in Europe, Japan and China are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which sales are generated and the reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar.

      For the Company's subsidiary in Singapore (5% of sales) the expenses are generally incurred in the local currency, but sales are generated in U.S. dollars; therefore, results of operations are more directly influenced by a weakening or strengthening of the local currency. The Company's subsidiary in Mexico (8% of sales) operates as a maquiladora, or contract manufacturer, where only certain direct manufacturing expenses are incurred in the local currency and sales are generated in U.S. dollars. Thus, results of operations of the Company's subsidiary in Mexico are also more directly influenced by a weakening or strengthening of the local currency.

      The acquisition of Dyno in July, 1995 (discussed below) resulted in a significant increase in the foreign component of the Company's operations. Specifically, giving effect to the Dyno acquisition on a pro forma basis, approximately 47% of the Company's net sales for the nine months ended September 30, 1995 would have been related to foreign operations.

      Approximately 47% of the Company's net assets at September 30, 1995, are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company's consolidated shareholders' equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar. In addition, the Company has equity investments in unconsolidated joint ventures in France, Brazil, Japan and Korea. The Company's reported income from these joint ventures will be higher or lower depending upon a weakening or strengthening of the U.S. dollar.


      The Company's strategy for management of currency risk relies primarily upon the use of forward currency exchange contracts to manage its exposure to foreign currency fluctuations related to its operations in foreign countries, to manage its firm transaction commitments in foreign currencies and to hedge its equity investment in certain foreign joint ventures.

                        Liquidity and Capital Resources

      As of September 30, 1995, the Company had outstanding $16.7 million in short-term debt, including current portion of long-term debt, and $246.9 million in long-term debt. As of September 30, 1995, the approximate minimum principal payments required on the Company's long-term debt in each of the five fiscal years subsequent to December 31, 1994 are $8.5 million in 1995, $1.0 million in 1996, $1.4 million in 1997, $7.5 million in 1998 and $7.1 million in 1999.

      The net purchase price of the acquisition of Dyno's Fuel Systems
Business was approximately $124 million (approximately $138 million less approximately $14 million in cash acquired by the Company). The Company financed the acquisition through the combination of a private placement of $110 million in aggregate principal amount of its 9 7/8% Senior Notes due 2005, Series A (the "Series A Notes") and a new $135 million secured Credit Facility with a group of commercial banks.

      On November 6, 1995, the Company commenced an exchange offer whereby it agreed to exchange the Series A Notes for $110 million principal amount of 9 7/8% Senior Notes due 2005, Series B (the "Series B Notes"). The terms of the Series A Notes and the Series B Notes are identical in all material respects except for certain transfer restrictions and registration rights relating to the Series A Notes. This exchange offer is expected to be completed in mid-December 1995. At September 30, 1995, the Company had available to it approximately $65 million under the New Credit Facility. See Note 1 of the Notes to Consolidated Financial Statements for further discussion.

      Cash generated from operations was sufficient to meet approximately 53% and 5% of the Company's investment in fixed assets in the first nine months of 1995 and 1994, respectively. The remaining cash was provided from financing activities. Of the $168.6 million of cash provided from financing activities in 1995, approximately $130 million was used for the Dyno acquisition.

      The Company's plans for 1995 capital expenditures for facilities, equipment and tooling total approximately $45.1 million, of which approximately $23.4 million represents maintenance capital expenditures. The Company intends to finance the capital expenditures with the New Credit Facility and cash from operations.

      Management believes that the Company's long-term cash needs will continue to be provided principally by operating activities supplemented, to the extent required, by borrowing under the Company's existing and future credit facilities. Management expects to replace these credit facilities as they expire with comparable facilities.

      As of September 30, 1995, accounts receivable amounted to $130.9 million, an increase of $72.5 million, compared to $58.4 million at September 30, 1994. The acquisition of Dyno added $36.6 million of accounts receivable at September 30, 1995. The average collection period at September 30, 1995 was 58.5 days (62.0 days without Dyno) slightly lower than the average collection period during calendar 1994. The average collection period should increase in future periods after September 30, 1995 because of longer payment terms to Dyno customers in Europe. The average collection period in calendar year

1994 was 62.3 days compared to 56.8 days in 1993 and 55.0 days in 1992. Approximately 55% of the accounts receivable increase in 1994 was due to increased sales in 1994, while the remaining increase was due to longer collection periods. The average collection period in 1994 increased primarily because of a substantial increase in fuel pump sales to the Company's Marwal joint ventures, which received longer payment terms consistent with customary payment practices in Europe and South America.

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits - none

(b)   Reports on Form 8-K

         The only report on Form 8-K filed by the Company during the quarter ended September 30, 1995 was filed on August 9, 1995 reporting Items
         2 and 7.  Financial statements filed with the report on Form 8-K were:

         Financial Statements of Fuel Systems Division of Dyno.

                 As of December 31, 1994 and 1993 and for the years ended December 31, 1994 and 1993:

                      Report of Independent Public Accountants
                      Combined Balance Sheets
                      Combined Income Statements
                      Combined Statements of Cash Flows
                      Notes to the Combined Financial Statements

                 For the year ended December 31, 1992:

                      Report of Independent Public Accountants
                      Combined Statement of Revenues and Direct Costs and Expenses Notes to the Financial Statements

                 As of March 31, 1995 and for the three months ended March 31, 1995 and 1994

                 Unaudited Combined Balance Sheets as of March 31, 1995 and 1994 Combined Income Statements (Unaudited)

                      Combined Statements of Cash Flows (Unaudited)
                      Notes to the Combined Financial Statements (Unaudited)

         Pro Forma Financial Information:

                 Pro Forma Unaudited Condensed Consolidated Statement of
                    Operations for the three months ended March 31, 1995 and the year ended December 31, 1994
                 Notes to Pro Forma Unaudited Condensed Consolidated
                    Statements of Operations
                 Pro Forma Unaudited Condensed Consolidated Balance Sheet
                    as of March 31, 1995
                 Notes to Pro Forma Unaudited Condensed Consolidated
                    Balance Sheet

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WALBRO CORPORATION
                                              (Registrant)


Dated: November 14, 1995                   /s/ L. E. Althaver
                                           ----------------------------------
                                           L. E. Althaver, Chairman, President
                                           and Chief Executive Officer



Dated:  November 14, 1995                  /s/Michael A. Shope
                                           ----------------------------------
                                           Michael A. Shope
                                           Chief Financial Officer and Treasurer

                                EXHIBIT INDEX


EXHIBIT NO.                  DESCRIPTION                              PAGE NO.
-----------                  -----------                              --------
EX-27                        Financial Data Schedule