Form 10-Q/A
period 1995-09-30
WALBRO CORP
filed 1995-11-16
CIK 104174

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                 FORM 10-Q/A



                               AMENDMENT NO. 1


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

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                                                NINE MONTHS ENDED
                                                                          9/30/95                9/30/94
                                                                          -------                --------
                                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                          $     11,212          $      11,934
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
    DEPRECIATION & AMORTIZATION                                             13,568                 10,552
    (GAIN) LOSS ON DISPOSITION OF ASSETS                                       144                    170
    (INCOME) OF JOINT VENTURES                                              (2,612)                (1,993)
    (GAIN) ON BUSINESS INTERRUPT INSURANCE                                    (700)                     0
    CHANGES IN ASSETS AND LIABILITIES, NET OF ACQUISITION:
      DEFERRED INCOME TAXES                                                   (393)                     0
      DEFERRED PENSION & OTHER                                               1,929                   (756)
      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                              13,996                 (5,240)
      ACCOUNTS RECEIVABLE, NET                                             (16,645)               (15,524)
      INVENTORIES                                                             (279)                (1,068)
      PREPAID EXPENSES AND OTHER                                            (2,497)                 2,604
                                                                      ------------          -------------
      TOTAL ADJUSTMENTS                                                     (6,511)               (11,255)
                                                                      ------------          -------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                               17,723                    679

CASH FLOWS FROM INVESTING ACTIVITIES:
  PURCHASE OF FIXED ASSETS                                                 (33,319)               (13,943)
  ACQUISITIONS, NET OF CASH ACQUIRED                                      (124,176)                     0
  INCREASE OF OTHER ASSETS                                                  (6,665)                (1,242)
  INVESTMENT IN JOINT VENTURES & OTHER                                      (5,634)                (1,707)
  PROCEEDS FROM DISPOSAL OF ASSETS                                             115                    115
                                                                      ------------          -------------
    NET CASH USED IN INVESTING ACTIVITIES                                 (169,679)               (16,777)

CASH FLOWS FROM FINANCING ACTIVITIES:
  NET BORROWINGS UNDER LINE-OF-CREDIT
    AGREEMENTS                                                              62,321                 15,982
  DEBT REPAYMENTS                                                           (1,793)                  (408)
  PROCEEDS FROM ISSUANCE OF DEBT                                           110,526                    153
  PROCEEDS FROM ISSUANCE OF COMMON STOCK                                       157                    219
  CASH DIVIDENDS PAID                                                       (2,569)                (2,568)
                                                                      ------------          -------------
    NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                                                 168,642                 13,378

  EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     (904)                (1,217)
                                                                      ------------          -------------
  NET DECREASE IN CASH                                                      15,782                 (3,937)
  CASH BEGINNING BALANCE                                                     4,540                  4,605
                                                                      ------------          -------------
  CASH ENDING BALANCE                                                 $     20,322          $         668
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

                      WALBRO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS


                                                                            September 30, 1995
                                              ----------------------------------------------------------------------------------
                                                                                  Walbro
                                                                               Corporation        Consolidation
                                             Guarantor     Nonguarantor          (Parent         and Elimination       Consolidated
                                            Subsidiaries   Subsidiaries        Corporation)          Entries              Total
                                                                    (In thousands, except share data)
ASSETS
CURRENT ASSETS
  Cash                                      $     75        $ 27,116          $  (6,869)           $                    $ 20,322
  Accounts receivable, net                    19,835          55,261             57,475               (1,686)            130,885
  Inventories                                 25,599          21,965              1,168                                   48,732
  Prepaid expenses and other                   4,522           2,167                516                  (17)              7,188
  Deferred and refundable income taxes         6,376          (1,162)            (1,104)                  (3)              4,107
                                            ------------------------------------------------------------------------------------
    Total current assets                      56,407         105,347             51,186               (1,706)            211,234
                                            ------------------------------------------------------------------------------------
PLANT AND EQUIPMENT, NET                      86,232         104,884             10,121                  109             201,346
                                            ------------------------------------------------------------------------------------
OTHER ASSETS:
  Funds held for construction                  1,061                                                                       1,061
  Joint ventures                               9,978           12,970                                                     22,948
  Investments                                150,334              231            99,994             (240,836)              9,723
  Goodwill, net                               15,368            2,787                                 16,436              34,591
  Plant and equipment held for resale                                                80                                       80
  Notes receivable                                                              196,301             (195,679)                622
  Other                                        5,944            4,484             9,413                 (819)             19,022
                                            ------------------------------------------------------------------------------------
    Total other assets                       182,685           20,472           305,788             (420,898)             88,047
                                            ------------------------------------------------------------------------------------
  Total assets                              $325,324        $ 230,703         $ 367,095            $(422,495)           $500,627
                                            ====================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt         $    515        $  9,186          $     408            $                    $ 10,109
  Bank and other borrowings                                    6,593                                                       6,593
  Accounts payable                            26,773          35,600                184              (16,630)             45,927
  Accrued liabilities                          9,902          14,718              4,540               10,309              39,469
  Dividends payable                                                                 857                                      857
                                            ------------------------------------------------------------------------------------
    Total current liabilities                 37,190          66,097              5,989               (6,321)            102,955
                                            ------------------------------------------------------------------------------------
LONG-TERM LIABILITIES
  Long-term debt, less current portion       209,873          78,605            218,306             (259,866)            246,918
  Pension obligations                            832           3,160              7,645                    1              11,638
  Deferred income taxes                        1,944             412                 98                                    2,454
  Minority interest                                            1,604                                                       1,604
                                            ------------------------------------------------------------------------------------
    Total long-term liabilities              212,649          83,781            226,049             (259,865)            262,614
                                            ------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
  Common stock, $.50 par value;
    authorized 25,000,000; outstanding
     8,564,576 in 1994, 8,579,976 in 1995                     12,485              4,289              (12,485)              4,289
  Paid-in capital                                             49,876             64,371              (49,876)             64,371
  Retained earnings                           73,567          12,199             64,497              (85,766)             64,497
  Deferred compensation                                                            (845)                                    (845)
  Unrealized gain on securities
    available for sale                                                            1,225                                    1,225
  Cumulative translation adjustments           1,918           1,214              1,520               (3,131)              1,521
                                            ------------------------------------------------------------------------------------
    Total stockholders' equity                75,485          75,774            135,057             (151,258)            135,058
                                            ------------------------------------------------------------------------------------
    Total liabilities and
      stockholders' equity                  $325,324        $225,652          $ 367,095            $(417,444)           $500,627
                                            ====================================================================================

                       WALBRO CORPORATION & SUBSIDIARIES

     SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                                                          DECEMBER 31, 1994
                                             ---------------------------------------------------------------------------
                                                                              WALBRO
                                                                           CORPORATION     CONSOLIDATION
                                              GUARANTOR     NONGUARANTOR     (PARENT      AND ELIMINATION   CONSOLIDATED
                                             SUBSIDIARIES   SUBSIDIARIES   CORPORATION)       ENTRIES          TOTAL
                                             ------------   ------------   ------------   ---------------   ------------
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
CURRENT ASSETS:
  Cash.....................................    $     75       $  2,525       $  1,940        $      --        $  4,540
  Accounts receivable, net.................      40,316         20,311         18,495          (12,789)         66,333
  Inventories..............................      24,732          6,120            587               --          31,439
  Prepaid expenses and other...............       3,728            733            701           (1,161)          4,001
  Deferred and refundable income taxes.....       5,656         (1,169)          (824)              --           3,663
                                               --------       --------       --------        ---------        --------
    Total current assets...................      74,507         28,520         20,899          (13,950)        109,976
                                               --------       --------       --------        ---------        --------
PLANT AND EQUIPMENT, NET...................      64,044         14,292          9,848              108          88,292
                                               --------       --------       --------        ---------        --------
OTHER ASSETS:
  Funds held for construction..............       1,061             --             --               --           1,061
  Joint ventures...........................       6,598          9,920             --               --          16,518
  Investments..............................       4,395            239         89,092          (82,929)         10,797
  Goodwill, net............................      15,710          1,195             --               --          16,905
  Plant and equipment held for resale......          --             --             80               --              80
  Notes receivable.........................          --             --         55,916          (51,550)          4,366
  Other....................................       2,399          1,592          5,380               --           9,371
                                               --------       --------       --------        ---------        --------
    Total other assets.....................      30,163         12,946        150,468         (134,479)         59,098
                                               --------       --------       --------        ---------        --------
  Total assets.............................    $168,714       $ 55,758       $181,215        $(148,321)       $257,366
                                               ========       ========       ========        =========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt........    $    515       $  7,519       $    408        $      --        $  8,442
  Bank and other borrowings................          --          6,970             --               --           6,970
  Accounts payable.........................      28,322          6,868            472          (12,410)         23,252
  Accrued liabilities......................      10,218          4,152           (775)          (1,518)         12,077
  Dividends payable........................          --             --            857               --             857
                                               --------       --------       --------        ---------        --------
    Total current liabilities..............      39,055         25,509            962          (13,928)         51,598
                                               --------       --------       --------        ---------        --------
LONG-TERM LIABILITIES:
  Long-term debt, less current portion.....      71,112            348         46,226          (51,550)         66,136
  Pension obligations and other............         648            949          6,556               --           8,153
  Deferred income taxes....................       2,120            763           (444)              --           2,439
  Minority interest........................          --          1,125             --               --           1,125
                                               --------       --------       --------        ---------        --------
    Total long-term liabilities............      73,880          3,185         52,338          (51,550)         77,853
                                               --------       --------       --------        ---------        --------
STOCKHOLDERS' EQUITY:
  Common stock, $.50 par value;
    authorized 15,000,000; outstanding
    8,564,576 in 1994......................          --          1,999          4,282           (1,999)          4,282
  Paid-in capital..........................          --          3,632         64,221           (3,632)         64,221
  Retained earnings........................      55,416         18,934         55,855          (74,350)         55,855
  Deferred compensation....................          --             --         (1,225)              --          (1,225)
  Unrealized gain on securities available
    for sale...............................          --             --          1,428               --           1,428
  Cumulative translation adjustments.......         363          2,499          3,354           (2,862)          3,354
                                               --------       --------       --------        ---------        --------
    Total stockholders' equity.............      55,779         27,064        127,915          (82,843)        127,915
                                               --------       --------       --------        ---------        --------
    Total liabilities and stockholders'
      equity...............................    $168,714       $ 55,758       $181,215        $(148,321)       $257,366
                                               ========       ========       ========        =========        ========

                     WALBRO CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                               September 30, 1995
                                             ----------------------------------------------------------------------------------
                                                                               Walbro
                                                                            Corporation        Consolidation
                                              Guarantor      Nonguarantor     (Parent         and Elimination     Consolidated
                                             Subsidiaries    Subsidiaries   Corporation)          Entries            Total
                                             -----------     ------------   ------------     ----------------     ------------
                                                                    (In thousands, except share data)
NET SALES                                      $248,449         $92,623       $  1,474          $(29,760)         $312,786
COSTS AND EXPENSES:
   Cost of sales                                203,974          81,102            714           (29,760)          256,030
   Selling, administration & other expenses      22,747           4,577          8,656                              35,980
                                               --------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                          21,728           6,994         (7,896)             -               20,776
OTHER EXPENSE (INCOME):
   Interest expense                               6,354           1,552          5,888            (6,667)            7,127
   Interest income                               (1,775)            636         (6,017)            6,667              (489)
   Foreign currency exchange loss(gain)            (123)             52            491                                 420
                                               --------------------------------------------------------------------------------
   Income before provision for income
      taxes, minority interest, equity in
      (income) loss of joint ventures
      and subsidiaries                           17,272           4,704         (8,258)             -               13,718
   Provision (credit) for income taxes            5,988           1,059         (2,859)              458             4,646
   Minority Interest                                                472
   Equity in (income) loss of joint                                                                                    472
     ventures                                      (414)         (2,198)                                            (2,612)
   Equity in (income) of subsidiaries            (5,841)                       (17,070)           22,911               -
                                               --------------------------------------------------------------------------------
   Net Income                                  $ 17,539         $ 5,371       $ 11,671          $(23,369)         $ 11,212
                                               ================================================================================

                      WALBRO CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                         September 30, 1994
                                                 -------------------------------------------------------------------------
                                                                                 Walbro
                                                                               Corporation   Consolidation
                                                   Guarantor    Nonguarantor     (Parent    and Elimination   Consolidated
                                                 Subsidiaries   Subsidiaries   Corporation)     Entries           Total
                                                 ------------   ------------   -----------      -------           -----
                                                                     (In thousands, except share data)
NET SALES                                         $221,955       $42,495        $   901        $(23,918)         $241,433
COSTS AND EXPENSES:
 Cost of sales                                     180,427        36,075            850         (23,915)          193,437
 Selling, administration & other expenses           20,756         2,724          5,454              (3)           28,931
                                                  -----------------------------------------------------------------------
OPERATING INCOME (LOSS)                             20,772         3,696         (5,403)            -              19,065
OTHER EXPENSE (INCOME):
 Interest expense                                    4,126           367          1,646          (3,673)            2,466
 Interest income                                                      (3)        (3,679)          3,673                (9)
 Foreign currency exchange loss(gain)                   (8)           17          1,117                             1,126
                                                  -----------------------------------------------------------------------
 Income before provision for income taxes,
    minority interest, equity in (income) loss
    of joint ventures and subsidiaries              16,654         3,315          (4,487)            -             15,482
 Provision (credit) for income taxes                 5,821         1,205          (1,530)                           5,496
 Minority Interest                                                    45                                               45
 Equity in (income) loss of joint ventures          (1,127)         (866)                                          (1,993)
 Equity in (income) of subsidiaries                 (2,931)                      (14,892)        17,823               -
                                                  -----------------------------------------------------------------------
 Net Income                                       $ 14,891       $ 2,931        $ 11,935       $(17,823)         $ 11,934
                                                  =======================================================================

                      WALBRO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                     September 30, 1995
                                                       --------------------------------------------------------------------------
                                                                                        Walbro
                                                                                     Corporation     Consolidation
                                                        Guarantor     Nonguarantor     (Parent      and Elimination   Consolidated
                                                       Subsidiaries   Subsidiaries   Corporation)       Entries          Total
                                                       ------------    -----------    -----------    ---------------   ----------
                                                                             (In thousands, except share data)
Net cash provided by (used in) operating activities     $  75,694       $ 13,549       $(50,359)       $(21,161)      $  17,723
                                                       --------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of plant and equipment                          (29,810)        (2,873)          (636)                        (33,319)
 Acquisitions, net of cash acquired                      (138,378)        14,262            (60)                       (124,176)
 Purchase of other assets                                  (3,857)         2,190         (4,998)                         (6,665)
 Investment in joint ventures and other                   (11,038)           194        (15,961)         21,171          (5,634)
 Proceeds/(payments) of intercompany note receivable                                                                         --
 Proceeds from disposal of assets                             107              7              1                             115
                                                       --------------------------------------------------------------------------
Net cash provided by(used in) investing activities       (182,976)        13,780        (21,654)         21,171        (169,679)
                                                       --------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings (repayments) under revolving
   line-of-credit agreements                                                (545)        62,866                          62,321
 Debt Repayments                                             (383)        (1,410)                                        (1,793)
 Proceeds from issuance of long-term debt                 107,665            111          2,750                         110,526
 Proceeds from issuance of common stock
   and options                                                                              157                             157
 Cash dividends paid                                                                     (2,569)                         (2,569)
                                                       --------------------------------------------------------------------------
Net cash provided by(used in) financing activities        107,282         (1,844)        63,204              --         168,642
                                                       --------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON
 CASH                                                                       (894)                           (10)           (904)
                                                       --------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                --         24,591         (8,809)             --          15,782
CASH AT BEGINNING OF YEAR                                      75          2,525          1,940                           4,540
                                                       --------------------------------------------------------------------------
CASH AT END OF PERIOD                                   $      75       $ 27,116       $ (6,869)       $     --       $  20,322
                                                       ==========================================================================

                      WALBRO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                        September 30, 1994
                                           ---------------------------------------------------------------------------
                                                                                 Walbro
                                                                              Corporation    Consolidation
                                                Guarantor      Nonguarantor     (Parent     and Elimination Consolidated
                                               Subsidiaries    Subsidiaries   Corporation)      Entries         Total
                                               ------------    -----------   -------------   -------------- ------------
                                                                  (In thousands, except share data)
Net cash provided by (used in) operating
  activites                                        $ 18,405         $ 1,027      $ (3,412)      $(15,340)    $    680
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of plant and equipment                   (9,462)         (1,139)       (3,376)            34      (13,943)
   Acquisitions, net of cash acquired                                                                              --
   Purchase of other assets                            (272)            (49)         (921)                     (1,242)
   Investment in joint ventures and other            (3,761)          1,102       (14,892)        15,844       (1,707)
   Proceeds/(payments) of intercompany note
     receivable                                      (5,500)                        5,500                          --
   Proceeds from disposal of assets                     109                             6                         115
                                                 --------------------------------------------------------------------
Net cash provided by (used in) investing
  activities                                        (18,886)            (86)      (13,683)        15,878      (16,777)
                                                 --------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) under revolving
      line-of-credit agreements                                         582        15,400                      15,982
   Debt Repayments                                                                   (408)                       (408)
   Proceeds from issuance of long-term debt             153                                                       153
   Proceeds from issuance of common stock
      and options                                                                     219                         219
   Cash dividends paid                                                             (2,568)                     (2,568)
                                                 --------------------------------------------------------------------
Net cash provided by (used in) financing
  activities                                            153             582        12,643             --       13,378
                                                 --------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON
   CASH                                                                (680)                        (538)      (1,218)
                                                 --------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                        (328)            843        (4,452)            --       (3,937)
CASH AT BEGINNING OF YEAR                               431           1,732         2,442                       4,605
                                                 --------------------------------------------------------------------
CASH AT END OF PERIOD                              $    103         $ 2,575      $ (2,010)      $     --     $    668
                                                 ====================================================================

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           WALBRO CORPORATION
                                              (Registrant)



Dated: November 16, 1995                   /s/ L. E. Althaver

                                           ----------------------------------
                                           L. E. Althaver, Chairman, President
                                           and Chief Executive Officer




Dated:  November 16, 1995                  /s/Michael A. Shope

                                           ----------------------------------
                                           Michael A. Shope
                                           Chief Financial Officer and Treasurer