Form 10-K
period 1995-12-31
WALBRO CORP
filed 1996-03-29
CIK 104174

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1995
                         Commission File Number 0-6955

                              --------------------

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

                               Yes  X    No
                                   ---      ---

  Indicate  by check  mark  if  disclosure of  delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the registrant's Common Stock on March 12, 1996.

                                  $151,888,551

  The number of shares outstanding of the registrant's Common Stock, par value $.50, as of March 12, 1996.

                                   8,601,796

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain sections of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1995 and of the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on April 17, 1996 are incorporated by reference into Parts II and III of this report.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     Walbro Corporation (the "Company") is a global leader in the design, development and manufacture of precision fuel systems and products for automotive and small engine markets worldwide. The Company manufactures fuel pumps, fuel modules, fuel level sensors, plastic fuel tanks and fuel rails for sale to Original Equipment Manufacturers ("OEMs") of vehicles. On July 27, 1995, the Company, through certain of its wholly-owned subsidiaries, acquired the fuel systems business of Dyno Industrier A.S ("Dyno"), Oslo, Norway. See "Dyno" below. Products manufactured for the small engine market include carburetors and ignitions for chain saws, outboard marine engines, two-wheeled vehicles, industrial engines and lawn and garden equipment, such as lawn mowers and weed trimmers. From 1990 to 1995, the Company (excluding Dyno) increased net sales at the compound rate of approximately 17% per year. This growth was primarily due to the introduction of new automotive products, penetration of additional automotive platforms and a recovery in the small engine industry. The Company had 1995 net sales of $459.3 million including Dyno sales subsequent to the acquisition.

     Through its subsidiary, Walbro Automotive Corporation, the Company designs, develops and manufactures fuel storage and delivery products for a broad range of U.S. and foreign manufacturers of passenger automobiles and light trucks (including minivans). The Company holds a strong market position in the U.S. and, through the Dyno Acquisition and the Company's joint ventures in France, Brazil, India, Japan and South Korea, has diversified its business across a number of geographic markets. In 1995, management believes that, in the North American automotive market, the Company manufactured fuel pumps for approximately 38% of Ford's automobiles and light trucks. The Company also manufactured all fuel module requirements for Ford light trucks, and, according to management's estimates, manufactured approximately 25% of Ford's fuel rail needs. In addition, management estimates that the Company supplied Chrysler with approximately 74% of its fuel pump and fuel module requirements, including all requirements for Chrysler's passenger cars and minivans and approximately 50% of its requirements for Chrysler's light trucks. Other automotive customers of the Company, including the Company's joint ventures, include Audi, Daewoo, Fiat, General Motors, Hyundai, Kia, Mercedes-Benz, Nedcar, Peugeot, Renault, Rover, Saab, Volkswagen and Volvo. Management believes that the Company manufactures substantially all of the fuel tank systems for Volvo and Saab and the fuel tank for the Mercedes 190/C Class, Volkswagen Polo and Renault Twingo. Approximately 76% of the Company's 1995 net sales, including Dyno on a pro forma basis, were generated by its automotive operations.

     Through its subsidiary, Walbro Engine Management Corporation, the Company designs, develops and manufactures diaphragm carburetors for portable engines (such as those used in chain saws and weed trimmers), float feed carburetors for ground supported engines (such as those used in lawn mowers and marine engines) and ignition systems and other components for a variety of small engine products. The Company believes that it is the world's largest independent manufacturer of small engine carburetors, with an approximate 76% share of the global diaphragm carburetor market including sales to such leading chain saw and weed trimmer manufacturers as Poulan/Weedeater (a Division of Electrolux, A.B.), Homelite (a Division of Deere & Company), Stihl, Incorporated, McCulloch, Ryobi Ltd. and Kioritz (Echo) Corporation. The Company believes it has an approximate 10% share of the global float feed carburetor market, including sales to Briggs & Stratton Corporation, the world's largest small engine manufacturer, Kohler Company, Tecumseh Products Co., and to Mercury Marine (a Division of Brunswick Corporation), a major manufacturer of outboard marine engines. The Company also manufactures replacement products for both the automotive and small engine aftermarkets, sales of which are included within its small engine product business. Approximately 24% of the Company's 1995 net sales, including Dyno on a pro forma basis, were generated by its small engine operations.

     The Company was incorporated in Michigan in 1950 and reincorporated in Delaware in 1972. Unless the context indicates otherwise, all references to "the Company" include Walbro Corporation and its consolidated subsidiaries. The Company's principal executive offices are located at 6242 Garfield Street, Cass City, Michigan 48726-1325, and its telephone number is (517) 872-2131.

DYNO

     On July 27, 1995, the Company acquired Dyno for approximately $114 million (the "Dyno Acquisition"). Dyno is a leading designer, manufacturer and marketer of plastic mono-layer fuel tank systems and components to many European vehicle manufacturers, including Audi, Mercedes-Benz, Nedcar, Peugeot, Renault, Rover, Saab, Volkswagen and Volvo, and has operations in France, Norway, Germany, Great Britain, Spain and Belgium. Dyno produced approximately
1.75 million plastic fuel tanks in 1995, which management estimates to be approximately 20% of the European plastic fuel tank market.

     In addition to manufacturing fuel tanks, Dyno manufactures plastic fill pipes, fluid overflow containers, and other automobile blow-molded components for cooling, heating and air conditioning systems. These products, in the aggregate, accounted for approximately 10% of Dyno's 1995 revenues.

     Dyno has increased its revenues from $147.1 million in 1994 to $210.5 million in 1995 (based on the average Norwegian Kroner("NOK")/U.S. Dollar exchange rates for each of 1994 and 1995). Dyno has achieved this growth by capitalizing on the European OEMs' increased use of plastic instead of steel fuel tanks. Plastic blow molding techniques are especially suited for the short automobile production runs common in Europe. In addition, Dyno's results have improved as production in its Spanish, Belgium and German plants has increased and as Dyno has added new platforms.

     The Dyno Acquisition is a continuation of the Company's efforts to strengthen its position as a key supplier of integrated fuel systems to the global automotive market, and it will create the only integrated provider of plastic fuel tank and fuel pump systems in Europe. The Dyno Acquisition has provided the Company with a number of benefits, including:

- Further diversification of the Company's geographic markets and the increased ability to participate in the European automotive market. The Company's international sales, on a pro forma basis for the Dyno Acquisition, would have been 54% of the Company's net sales (excluding joint ventures) in 1995 compared to 27% excluding Dyno.

- An increased opportunity for the Company to sell its fuel system products to Dyno's European-based OEM customers and for Dyno to sell its products to the European operations of Chrysler, Ford and General Motors.

- The ability to share blow molding process technology, especially with respect to the eventual transfer of the Company's multi-layer blow molding technology to Dyno's European facilities.

                         WALBRO AUTOMOTIVE CORPORATION

AUTOMOTIVE INDUSTRY OVERVIEW

     A number of trends within the global automotive market have had and will continue to have a fundamental impact on the Company's future profitability and growth prospects, including: the shift by OEMs to the purchase of "systems" rather than individual components, the globalization of the OEM supplier base, the expansion of OEM supplier responsibilities and increased emissions regulation. These trends have contributed to a consolidation of OEM suppliers which the Company expects will continue.

     Purchase of Integrated Systems. North American automotive OEMs are relying increasingly on suppliers who can provide entire systems rather than a number of different parts. OEMs can reduce their own internal engineering efforts and the number of suppliers by purchasing systems rather than components. Management believes the engineering and technological challenges facing systems suppliers will continue to grow as these systems become more complex. To strengthen the Company's position as a major supplier of automotive fuel systems, the Company is investing in its engineering and testing capabilities and actively pursuing its systems philosophy. The Company believes that the systems approach will also be adopted outside North America and that the acquisition of Dyno will allow the Company to provide systems to the European market in the future.

     Globalization of the OEM Supplier Base. Several OEMs, including Ford, the Company's largest customer, are introducing automobile models which are designed for the world automotive market ("World Cars"). This departure from the historical practice of designing separate models for each regional market will require suppliers to establish international development and manufacturing facilities capable of providing system components with consistent quality on a worldwide basis. Through the Dyno Acquisition and the Company's joint ventures, the Company believes it is well positioned as a major supplier of fuel storage and delivery systems ("FSDS") to the world automotive markets.

     Expansion of OEM Supplier Responsibilities. Since the 1980s, Ford, Chrysler and General Motors have been actively reducing their supplier base to those who accept significant responsibility for product management and meet increasingly strict standards for product quality, on time delivery and manufacturing costs. These suppliers are expected to control all aspects of production of system components, including design, development, component sourcing, manufacturing, quality assurance, testing and delivery to the customer's assembly plant. The Company believes that many suppliers do not have the resources to meet these OEM requirements and that the automotive OEM supplier market will be divided among a smaller group of key suppliers. The Company has received a number of quality awards from its OEM customers, including the Ford Q1 Award, Chrysler QE Award and General Motors Supplier of the Year Award and believes that this supplier consolidation provides an opportunity for the Company's increased penetration of the OEM market.

     Increasing Emissions Regulation. Beginning in the late 1970s, U.S. environmental regulations, including fuel economy regulations and the Clean Air Act and its Amendments, have had a significant impact on fuel systems and the controls placed on mobile source emissions. As a result, U.S. automotive fuel systems have evolved from mechanically controlled carbureted systems to more sophisticated, electronically controlled fuel injection systems. Governmental action in many other parts of the world is forcing a similar transition to engine management systems which produce less emissions. For example, the European Economic Community, which previously had less stringent automotive exhaust regulations, adopted exhaust standards effective January 1, 1993 which are comparable to 1983 U.S. requirements.

     Compliance with these regulations has resulted in efforts to reduce evaporative emissions and the development of new "flexible" fuels such as ethanol and methanol blends. In response to these changes, the Company has developed a number of products including electric pumps designed for electronic fuel injection systems, onboard running vapor recovery ("ORVR") systems and plastic fuel tanks which reduce hydrocarbon permeation and are corrosion resistant to flexible fuels.

AUTOMOTIVE BUSINESS STRATEGY

     The Company intends to capitalize on trends in the automotive industry through the development of its fuel systems technology and expansion of its product line and customer base. The key elements of the Company's strategy include:

     Systems Approach to Product Development. The Company is utilizing its expertise to develop integrated FSDS which reduce evaporative emissions, are compatible with the corrosive nature of flexible fuels and provide customers with the cost savings and convenience of purchasing complete systems rather than numerous individual components. The Company's "systems" approach to product development is designed to allow the Company to increase product content on each vehicle in which its products are installed while providing customers with substantial performance and cost benefits. This systems approach has made possible an increase in the value of the Company's products per vehicle from $15 in 1987 to as much as $100 in 1995. The 1995 Ford Windstar with a three-liter engine, for example, is equipped with $54 of the Company's products, whereas a similar Ford model was equipped with only $15 of the Company's products in 1987. The Company's ability to assume responsibility for the development of FSDS allows OEMs to reduce internal engineering efforts and use fewer suppliers through the purchase of systems rather than components.

     Global Capabilities. The Company's international manufacturing and market presence will allow the Company to offer its current and future FSDS technology to the global automotive market. The Dyno Acquisition significantly expands the Company's presence in Europe and provides it with additional resources and marketing contacts to supply integrated fuel systems to both European and North American OEMs assembling vehicles in Europe and European OEMs assembling vehicles in the United States. Dyno's plastic tank manufacturing capability will assist the Company in pursuing its systems strategy in Europe and in serving OEM customers as they confront new environmental and regulatory challenges worldwide and introduce World Cars designed for sale to the global automotive market. In addition, the Company has entered into joint ventures with foreign manufacturers in Brazil, France, India, Japan and South Korea which enable the Company to access those foreign markets. In the future, the Company may make additional strategic acquisitions of, or enter into strategic alliances with, fuel systems product manufacturers whose products could be integrated with the Company's existing product lines as part of the Company's focus on systems development and global capability.

     Technical and Product Development Capabilities. The Company's engineers focus their research and development efforts to respond to the technical challenges facing their customers. The Company has designed its current line of FSDS products in response to U.S. fuel economy and emission regulations and changing consumer demands over the past two decades. Management believes that the Company is well positioned to capitalize on the emergence of more stringent global emission regulations through the development of a new generation of products and systems with greater fuel efficiency, reduced component weight, improved durability, fuel vapor control and flexible fuel compatibility. Examples of these products include the idle air solenoid, which regulates engine idle speed in concert with the engine management system, and ORVR systems, which capture fuel vapors from the fuel system and route them to a carbon canister for storage and use.

     The Company has made substantial investments in fuel system technology, product design and test capability and technical personnel to advance FSDS technology and respond to customer needs. The Company's new state-of-the-art systems center in Auburn Hills, Michigan provides the Company with the full-service product management capability which OEMs require of key suppliers and provides the Company with a competitive advantage in the development of proprietary fuel systems technology. Similarly, the Company intends to build a new systems center in Europe to provide product design and test capabilities, thereby enabling the Company to be a full-service FSDS supplier to European and North American OEMs manufacturing vehicles in Europe.

AUTOMOTIVE PRODUCTS

     The Company's product development engineers design fuel storage and delivery systems in response to customer needs and in anticipation of evolving trends in the market. Today's electronic fuel injection system equipped engines demand an uninterrupted supply of fuel under pressure and some vehicles require complex fuel tank configurations. The Company specializes in technology employed in the FSDS and currently manufactures and sells fuel pumps, fuel modules, fuel level sensors, plastic fuel tanks, bracket assemblies and fuel rails.

     In response to the environmental and fuel efficiency demands on today's automobiles, the Company has developed, and is continually taking steps to improve, an electric pump designed to deliver fuel under pressure to electronic fuel injection equipped engines. The pump is fastened to a bracket and flange assembly, which allows the pump to be mounted in the fuel tank. The assembly has been increasingly replaced with a single integrated unit, called a fuel module, which performs all of the functions of the assembly described above. The fuel module is a complete, value-added package for specific applications composed of a fuel pump, plastic reservoir, fuel level sensor and related parts. These injection-molded plastic units fit inside the fuel tank, ensuring continuous fuel delivery under low fuel conditions, maximum vehicle driving range and enhanced fuel delivery under high temperature conditions, all at a reduced noise level. Although vehicles were not equipped with fuel modules until 1988, approximately 28% of cars and light trucks currently sold by General Motors, Ford and Chrysler in North America use fuel modules. The Company supplies approximately 70% of all of the fuel modules purchased in North America, principally to Ford and Chrysler.

     Approximately 20% of North American vehicles and 65% of European vehicles produced in 1995 contain plastic fuel tanks. Plastic fuel tanks offer several advantages over conventional steel tanks, including lighter weight, greater corrosion resistance to new, cleaner-burning fuels like methanol and the ability to be produced in unusual shapes to better use available space. In anticipation of customer demand in North America for more sophisticated fuel tanks, the Company built a new facility in Ossian, Indiana in 1993 to produce plastic multi-layer fuel tanks. The Company began production of three-layer plastic fuel tanks during the fourth quarter of 1994 for the 1995 Ford Windstar and during the fourth quarter of 1995 for the Ford Escort. The multi-layer construction of the Company's new, six-layer plastic tank substantially eliminates fuel permeation, making this one of the first plastic tanks which complies with future EPA permeability requirements due to become effective beginning in model year 1996. The first production run of six-layer tanks will begin in 1996 for the 1996 GM T600 Truck.

     Through Dyno, the Company is currently producing single-layer plastic tanks for Audi, Mercedes-Benz, Nedcar, Peugeot, Renault, Rover, Saab, Volkswagen and Volvo. As Dyno's customers require more sophisticated fuel tanks, the Company will likely supplement a portion of Dyno's single-layer blow molding machines with multi-layer blow-molding machines to provide the Company's OEM customers in Europe with advanced, plastic fuel tank process technology.

     The Company also produces metal and plastic fuel rails suitable for a variety of engine applications. An extension of the FSDS concept, these under-hood components, located on the engine, deliver fuel to the individual fuel injectors used in electronic multi-point fuel injection systems. The Company has designed a plastic fuel rail which is superior to metal fuel rails in cost, weight and handling of more corrosive flexible fuels. In 1994, Ford began to install this new rail on the three-liter engine in the Windstar. In 1996, Chrysler will begin to install this rail on the V-8 engine for its Dodge Ram and Dakota trucks. Because of the conversion from metal to plastic fuel rails and, therefore, the declining volume of the metal rail business, the Company has decided to sell its steel fuel rail business. The Company intends to concentrate on plastic fuel rails which use more of one of its core competencies - plastic injection molding.

     An important advantage of the Company's systems philosophy is that it assists customers in responding to developments in safety and environmental standards. For example, current environmental regulations call for a FSDS that minimizes or eliminates the escape of fuel vapors during refueling, storage and operation. In January 1994, the EPA announced regulations governing ORVR systems as mandated by the 1990 Clean Air Act. The regulations require installation of devices which trap hydrocarbon vapors on a phase-in basis for passenger cars beginning in model year 1998 and for light trucks in model year 2001. In anticipation of these regulations, the Company developed a variety of ORVR devices which help prevent fuel vapor loss from fuel delivery systems. These devices are expected to enter production during 1997.

AUTOMOTIVE MARKETS AND CUSTOMER BASE

     The Company currently provides a wide variety of products to a diverse customer base in a number of geographic areas.

     North America. Net sales to the Company's largest customer, Ford, accounted for 21% of the Company's consolidated net sales in 1995, 30% in 1994 and 30% in 1993. Net sales to Chrysler accounted for 19%, 23% and 21% of the Company's consolidated net sales in 1995, 1994 and 1993, respectively. Including the Dyno Acquisition, on a pro forma basis, net sales to Ford and Chrysler would have accounted for 17% and 15%, respectively, of the Company's consolidated net sales in 1995. Both of these customers have ongoing supply relationships with the Company which are subject to continued satisfactory price, quality and delivery. The Company is the primary outside supplier of fuel pumps, the core of the FSDS, to Ford and Chrysler. In the past, the Company has capitalized on its fuel system components penetration to supply additional fuel system products, such as fuel modules and fuel rails, to Ford and Chrysler, and to assume a key role in the development of new fuel system products, such as ORVR devices. General Motors currently develops and produces substantially all of its fuel storage and delivery systems internally but recently has sourced a significant portion of future plastic fuel tank programs to outside suppliers.

     Europe. In 1991, the Company began operations in Europe with the establishment of its Marwal Systems joint venture in France with Magneti
Marelli S.p.A. of Italy. This joint venture has expanded to include ventures in Brazil and Mexico. Marwal's net sales were $113.9 million in 1995 to customers which included Peugeot, Renault, Fiat, Rover, Volvo, Saab and Nissan.
Following the Dyno Acquisition, on a pro forma basis, the Company's international sales (excluding joint ventures) have increased from approximately 27% to approximately 54% of the Company's consolidated net sales, and the Company will become the only integrated FSDS company in Europe. Dyno has provided the Company with the immediate opportunity to increase its participation in the European automotive market. In addition, the Company intends to use its relationships in the U.S. to increase Dyno's sales to American manufacturers in Europe. Similarly, the Company intends to take advantage of Dyno's relationships with

Mercedes-Benz, Renault, Volkswagen, Peugeot and other European manufacturers to enhance the Company's marketing efforts with these European manufacturers around the world.

     South America. In January 1993, operations began at the Company's Marwal do Brasil joint venture in Brazil, which targets the South American automotive market of approximately two million units per year. In September 1995, the Company established Walbro Automotive do Brazil to manufacture plastic fuel tanks for the Brazilian automotive market.

     Asia. In November 1995, the Company established Mutual Walbro P. Ltd., a joint venture with Mutual Industries Ltd. in India to manufacture plastic fuel tanks for the Indian automotive market. In November 1994, the Company established Korea Automotive Fuel Systems Ltd., a joint venture with Daewoo Precision Industries Ltd. in South Korea, to manufacture and market fuel sending units (which include a fuel pump, bracket and level sensor) for the domestic Korean automotive market (estimated at approximately 1.5 million units per year) and additional export markets established by Korean OEMs. In December 1986, the Company entered into a joint venture in Japan known as Mitsuba-Walbro, Inc. with Mitsuba Electric Manufacturing Company to manufacture fuel pump components.

AUTOMOTIVE COMPETITION

     The Company competes with several other manufacturers, including the OEMs themselves, all of which have greater sales and financial resources than the Company. In the fuel pump market, the Company's major competitors include Robert Bosch GmbH, Nippondenso Co., Ltd., VDO (a division of Mannesmann), Electronics and Fuel Handling Division of Ford, and Delphi Automotive Systems (GM's component group). In the fuel rail market, the Company's major competitors include Delphi, Ford, Echlin Inc. and Siemens A.G. The Company has competition in the fuel module market from Delphi and Ford. The Company's largest competitors in the plastic fuel tank market include Kautex Werke Reinold Hagen A.G., Solvay S.A., Plastic Omnium Industries, Inc. and Ford. Steel tanks, manufactured primarily by the OEMs, also compete with the Company's plastic fuel tanks.

     The Company principally competes for new business both at the beginning of the development of new models and upon the redesign of existing models. New model development generally begins two to three years prior to a product introduction. Once a producer has been designated to supply parts for a new program, an OEM usually will continue to purchase those parts from the designated producer for the life of the program, although not necessarily for a redesign. Competitive factors in the market for fuel storage and delivery products include product quality and reliability, cost and timely delivery, technical expertise and development capability and new product innovation.

AUTOMOTIVE SALES AND ENGINEERING SUPPORT

     Sales of the Company's FSDS products to automotive OEMs are made directly by the Company's sales/engineering force, who not only sell the products but assist customers with related engineering matters. Because of the automobile design process, the Company is able to determine a few years in advance the models for which it will supply products. The Company's sales force works closely with the Company's engineering departments and systems center in Auburn Hills in the research, design, development and improvement of new products. Upon completion of the Company's systems center in Europe, Dyno and Marwal will also have additional design and research capabilities to provide OEMs in Europe with full-service product management. Because the Company has the capability to provide comprehensive engineering resources with respect to its product line and assume increasing responsibility for the development of FSDS products, the Company has been successful in responding to the decisions by OEMs to consolidate suppliers and reduce internal engineering resources.

AUTOMOTIVE WARRANTY AND OTHER PRODUCT EXPOSURE

     The design and manufacture of fuel systems entails an inherent risk that a governmental authority or a customer may require the recall of one of the Company's products or a product in which one of the Company's products has been installed. The Company has taken and intends to continue to take all reasonable precautions to avoid the risk of exposure to an expensive recall campaign which could have a material adverse effect on the business and financial condition of the Company. Dyno through its former parent, Dyno Industrier A.S, carried recall insurance against losses of up to 50 million NOK, or approximately $7 million, which insurance covered certain costs incurred in connection with a recall. The Company is uncertain whether it will insure its European operations against recall losses and does not believe that recall insurance in the United States is cost effective.

                      WALBRO ENGINE MANAGEMENT CORPORATION

SMALL ENGINE INDUSTRY OVERVIEW

     The small engine industry is facing a number of environmentally driven changes which will require an increased emphasis on fuel systems technology and the development of new fuel systems products. Growth opportunities outside of the U.S. are expected to be driven by growth in the use of two-wheeled vehicles and the increased use of gasoline-powered portable equipment in developing countries.

     Emphasis on Engine Management Systems and New Product Development. Historically, exhaust emissions of gasoline-powered small engines were unregulated. In 1992, the California Air Resources Board promulgated comprehensive air quality regulations limiting small engine emissions, which regulations became effective in August 1995. A more stringent phase is scheduled to become effective in 1999. In addition, the U.S. Environmental Protection Agency ("EPA") has implemented similar regulations scheduled to become effective in August 1996, with a more stringent phase expected to be phased in beginning 2002. The products designed to meet these new emission standards in the small engine market will require more sophisticated product research and new production capabilities. The increased technological content and sophistication required to meet emission regulations is expected to result in lower unit sales with greater value added per product and higher unit prices.

     Growing Demand in Developing Countries. The Company expects significant growth in the demand for float feed carburetors in developing countries as per capita income increases and two-wheeled vehicles become more affordable. Production of two-wheeled vehicles in The People's Republic of China, for example, increased from approximately 49,000 units in 1980 to approximately 3.4 million in 1993, 5.2 million in 1994 and 7.8 million in 1995. In addition, management believes demand for diaphragm carburetors used in gasoline-powered portable tools will grow in these developing countries. The inaccessibility of electrical power distribution and geographic isolation of many projects, such as the clearing of land and highway construction, hinder the use of electric-powered equipment.

SMALL ENGINE BUSINESS STRATEGY

     To respond to the promulgation of increasingly strict emission regulations in the small engine industry, the Company is working to develop a small engine management system which will comply with new emission standards. As the leading developer of fuel systems technology for portable engines, the Company is well positioned to draw upon its expertise in carburetor and ignition system design and development, as well as its experience in responding to emissions-driven challenges in the automotive sector. The Company's advanced product design and development facilities in Michigan and Japan, which are equipped with sophisticated emission measurement instruments, provide the Company with the facilities necessary to develop more sophisticated small engine management systems.

     In addition to developing new technologies, the Company intends to grow its small engine business through expansion into foreign markets. The Company's presence in developing countries such as The People's Republic of China will allow it to benefit from the growing market for carburetors for two-wheeled vehicles and from infrastructure development which requires portable power tools.

SMALL ENGINE PRODUCTS

     The Company was founded as a manufacturer of carburetors for small engine products such as lawn mowers and marine engines, and later expanded its customer base to include manufacturers of chain saws, weed trimmers, snow blowers and two-wheeled vehicles. The Company's carburetor technology has continually evolved, with the Company now manufacturing diaphragm and float feed carburetors, ignition systems and other components for small engine products and aftermarket applications. The Company's diaphragm carburetor, float feed carburetor and ignition system sales accounted for 53%, 23% and 6%, respectively, of the Company's 1995 small engine revenues. The remaining 18% of small engine revenue consisted of aftermarket sales.

     The diaphragm carburetor uses a diaphragm and a series of interconnected passages to draw and regulate the amount of fuel delivered to the engine from the fuel tank. The Company manufactures several basic models of diaphragm carburetors from which are derived numerous variations. Diaphragm carburetors are used on chain saw and weed trimmer engines because they will operate in any position and minimize vapor lock. The Company believes that it is the world's largest manufacturer of small engine diaphragm carburetors.

     The float feed carburetor uses a float in a reservoir of fuel to regulate the amount of fuel delivered to the engine. In contrast to the diaphragm carburetor, which operates in all positions, the float feed carburetor operates only in an upright position. The Company manufactures several basic models of float feed carburetors from which are derived numerous variations. The Company's float feed carburetors are used on engines for lawn mowers, garden tractors, two-wheeled vehicles, marine outboard engines, generators and industrial engines.

     The ignition system uses rotating magnets in a flywheel, which induce an electrical charge in the ignition module. The ignition module releases this charge to the spark plug. The Company's ignition systems are used predominantly in chain saw and weed trimmer applications.

     In response to California and proposed EPA air quality regulations, the Company has begun to integrate its carburetor and ignition technology to develop an engine management system which will electronically control both fuel delivery and ignition functions to limit exhaust emissions. The Company has successfully refined existing carburetors through the incorporation of extremely close tolerances which provide more accurate control of the fuel/air mixture to meet the first set of standards in California in 1995 and scheduled to take effect nationwide in 1996. Company engineers are developing new technology to meet the subsequent requirements which will become effective in California in 1999 and nationwide during the period 2002 to 2005. This development effort focuses on complete engine management systems that control air flow, fuel delivery and ignition timing to enhance fuel efficiency and reduce pollution.

SMALL ENGINE MARKETS AND CUSTOMER BASE

     The Company sells its small engine products in a global market. Carburetors and small engine ignitions are sold by the Company's sales/engineering staff directly to engine manufacturers. The Company sells a major portion of its diaphragm carburetors to most of the leading chain saw and weed trimmer manufacturers, including Poulan/Weedeater (a Division of Electrolux, A.B.), Homelite (a Division of Deere & Company), Stihl, Incorporated, McCulloch, Ryobi Ltd. and Kioritz (Echo) Corporation. The Company sells float feed carburetors to several of the leading manufacturers of small engines, including Briggs & Stratton Corporation, the world's largest small engine manufacturer. Mercury Marine (a Division of Brunswick Corporation), a major outboard engine manufacturer, buys all of its outboard engine carburetors from the Company. Ten of the Company's small engine customers in 1995 collectively accounted for approximately 60% of small engine product sales and approximately 14% of the Company's net sales, including Dyno on a pro forma basis.

     One of the Company's opportunities for growth in the small engine industry is the Chinese market. In January 1994, the Company acquired a 60% interest, increased to 70% in 1995, in Fujian Hualong Carburetor Co., Ltd. (Fujian) which manufactures and markets carburetors for two-wheeled vehicles in The People's Republic of China. In addition, the Company has built a new manufacturing facility near Beijing to provide additional capacity to take advantage of growth in the two-wheeled vehicle market.

SMALL ENGINE COMPETITION

     The Company has several competitors that manufacture diaphragm carburetors for the global small engine market, including Zama Industries, Ltd., Tillotson Commercial Motors Ltd. and Dell' Orto, some of which are divisions of large diversified organizations which have total sales and financial resources exceeding those of the Company. In the market for float feed carburetors, the Company has several competitors, including Briggs & Stratton and Tecumseh, both of which have greater sales and financial resources than the Company. The Company's major competitor in the ignition systems market is R.E. Phelon Company Inc.

AFTERMARKET PRODUCTS

     The Company's aftermarket sales of both automotive and small engine products are consolidated within the small engine business. The Company sells automotive aftermarket products for both carbureted vehicle applications and electronic fuel injection vehicle applications through independent distributors, such as Federal Mogul and Standard Motor Products, and jobbers and dealers worldwide. Some automotive products are also sold to national manufacturing and distribution organizations for sale under private brand names or to industrial customers for use in special applications. Aftermarket sales accounted for $25.2 million in 1995 compared to $11.3 million in 1990.

     The Company sells automotive aftermarket products to support its OEM customers and to benefit from higher margins on aftermarket sales. Management believes that the overall market size for automotive electronic fuel injection systems components sold to the aftermarket will continue to grow as the population of vehicles equipped with electronic fuel injection systems ages.

     The Company sells its own brand name small engine aftermarket products through independent distributors, jobbers and dealers worldwide. Some of these products are also sold to national manufacturing and distribution organizations for sale under private brand names or to industrial customers for use in special applications.

                          MANUFACTURING AND FACILITIES

     The Company (including Dyno and the Company's joint ventures) conducts operations in approximately 1.75 million square feet of space in a total of 31 locations. The Company believes that substantially all of its property and equipment is in good condition. The Company has not experienced significant limitations on its ability to transfer products between, or sell products in, various countries.

     Each of the Company's manufacturing facilities practices advanced inventory control procedures and has installed statistical process controls to insure high levels of quality. In that regard, some of the Company's factories have received the Ford Q1 Award and the Chrysler QE Award. In connection with its sales to Saab, which is partially owned by General Motors, Dyno's Norway facility has been named a General Motors Supplier of the Year four years in a row beginning in 1991. Various other Company factories have been recognized by Mercury Marine, Stihl and Federal Mogul for excellence in product quality and delivery.

     When justified by volume, the Company has invested in labor-saving automated machining, assembly and testing equipment. For example, the operation in Meriden, Connecticut employs computer controlled molding machines to form the Company's plastic in-tank reservoirs. These machines are individually programmable so that variations can be reduced and refined as part of the continuous control process. Another example is the Caro, Michigan manufacturing facility's automated fuel pump assembly line, which is capable of producing 1,000 pumps per hour using only six persons. Over the past several years, the Company has reduced the cost to manufacture its fuel pumps at this facility by reducing both labor and material costs. In Ettlingen, Germany, the Company uses a fully automated assembly line for production of plastic fuel tanks for the Mercedes-Benz 190/C Class. In addition to these examples of purchased automation, the Company designs and builds major portions of its own machining and assembly equipment. This in-house capability permits close control over the manufacturing process and helps the Company stay competitive in both cost and quality.

                   PATENTS, RESEARCH AND PRODUCT DEVELOPMENT

     The Company owns approximately 150 U.S. patents and 600 international patents in the fuel systems field and has a number of applications pending. These patents include proprietary ownership of designs for control devices for engines and engine systems, fuel pumps, fuel rails, fuel regulators, fuel level sensors, fuel reservoirs and fuel system vapor control devices, carburetors and throttle bodies, as well as ancillary devices for engine and vehicle applications.

     Although these patents are significant to the Company, management believes that in many cases the adaptation and use of the technology involved and the proprietary process technology employed to manufacture these products are more important. The Company maintains a systems center in Michigan for the research, design and development of new products. The Company's engineering departments also engage in design, development and testing. In 1995, 1994 and 1993, the Company (excluding Dyno) spent approximately $14.0 million, $12.2 million and $9.5 million, respectively, for engineering and research and product development. After giving effect to the Dyno Acquisition the Company has spent approximately $16.7 million in 1995 for engineering and research and product development.

                      COMPONENTS, MATERIALS AND INVENTORY

     The Company has a number of sources for the components used in manufacturing its products. The suppliers who manufacture components often utilize tools and dies owned by the Company. If a supplier were to discontinue supplying any component, it could take the Company some time to replace the supplier; however, the Company believes its operations would not be materially adversely affected.

     The Company's principal customers provide it with estimates of their annual needs and make monthly purchase commitments. As a result, the Company does not experience material backlog. Consequently, the Company manages its manufacturing facilities on a just-in-time supply basis and does not maintain a finished product inventory of any significance. The Company does not believe the Dyno Acquisition has had a material effect on the Company's materials sourcing or inventory management.

                                   EMPLOYEES

     As of February 29, 1996, the Company had approximately 4,400 employees. The Company believes that its relations with its employees are satisfactory. All of the Company's approximately 900 European plant employees are unionized. All of the Company's United States plant employees are non-unionized except approximately 450 employees at its Michigan locations. The Company's three-year contract with the bargaining unit for these Michigan plants expires in November 1998.

                                   REGULATION

     The Company's operations are subject to increasingly stringent environmental laws and regulations governing air emissions, waste water discharges, the generation, treatment, storage, disposal and remediation of hazardous substances and wastes, and employee health and safety. Certain of these laws can impose joint and several liability for releases or threatened releases of material upon certain statutorily defined parties, including the Company, regardless of fault or the lawfulness of the original activity or disposal.

     The Company believes it is currently in material compliance with applicable environmental laws and regulations. The Company's compliance with environmental laws and regulations has not materially affected the results of its operations or the conduct of its business; however, the Company cannot predict the future effects of such laws and regulations.

                     ACQUISITION AND JOINT VENTURE STRATEGY

     As part of a long-term strategy for growth and expansion into new geographic and product markets, the Company may undertake select acquisitions and strategic alliances in the form of joint ventures. The Company may make select acquisitions of fuel system product manufacturers such as Dyno whose products can be integrated with the Company's traditional products as part of the Company's system development focus. These acquisitions would contribute new product technology and open new markets to the Company. In evaluating these acquisitions, the Company seeks high quality operations which fit with the Company's expertise in markets where the company has an established customer base and a clear vision of opportunities, thus decreasing transition costs and other financial risks associated with corporate acquisitions. Similarly, each of the Company's joint ventures provides the Company with the opportunity to benefit from established customer relationships or a unique technological advancement which the Company could not develop on its own without the risk and expense of establishing marketing and manufacturing organizations alone. In management's opinion, the Company's joint ventures ultimately reduce the cost of penetrating new markets and limit the Company's financial exposure with respect to these operations. At the present time the Company has no specific agreements with respect to any such acquisitions or joint ventures.

ITEM 2.  PROPERTIES

     The Company believes that substantially all of its property and equipment is in good condition. In total, the Company owns approximately 915,000 square feet of space and leases an additional approximately 614,000 square feet of space in a total of 27 locations.

     In addition, through various joint ventures described above, the Company has access to manufacturing facilities of approximately 100,000 square feet in Chalons, France (Marwal Systems), 30,000 square feet in Kiryu City, Japan (Mitsuba-Walbro), 40,000 square feet in Sao Paulo, Brazil (Marwal do Brasil), and 50,000 square feet in Jochi-Won, South Korea (Korea Automotive Fuel Systems Ltd.).


ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any litigation, and is not aware of any pending or threatened litigation, that would have a material adverse effect on the Company or its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Incorporated by reference to "Common Stock Price and Dividend Information" on page 12 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1995 (the "1995 Annual Report").


ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     Incorporated by reference to "Selected Financial Data" on page 12 of the 1995 Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 18 of the 1995 Annual Report.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated by reference herein from the following sections of the 1995 Annual Report. The consolidated statements of income, cash flows and stockholders' equity are for each of the years ended December 31, 1995, 1994 and 1993 and the consolidated balance sheets are as of December 31, 1995, 1994 and 1993:

     Report of Independent Public Accountants, page 19.

     Consolidated Balance Sheets, page 20.

     Consolidated Statements of Income, page 21.

     Consolidated Statements of Stockholders' Equity, page 22.

     Consolidated Statements of Cash Flows, page 23.

     Notes to Consolidated Financial Statements, pages 24 through 39.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference to "Election of Directors" on pages 2 through 6, "Identification of Other Executive Officers" on page 9 and "Compliance with
Section 16(a) of the Exchange Act" on page 10 of the Company's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on April 17, 1996 (the "1996 Proxy Statement").


ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference to "Executive Compensation" on pages 11 through 15 and "Compensation of the Board of Directors" on pages 5 and 6 of the 1996 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to "Security Ownership of Management" on page 8 of the 1996 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to "Indebtedness of Management" on page 10 of the 1996 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this Form 10-K:

          1. The following consolidated financial statements of the Company and its subsidiaries, together with the applicable report of independent public accountants, included in the 1995 Annual Report, are incorporated by reference in Item 8:

               Report of Independent Public Accountants.

               Consolidated Balance Sheets at December 31, 1995, 1994 and 1993.

               Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993.

               Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993.

               Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

               Notes to Consolidated Financial Statements.

          2. The following consolidated financial information of the Company and its subsidiaries for the three years ended December 31, 1995 is filed as part of this Form 10-K on pages 22 to 34.

               Report of Independent Public Accountants.

               Supplemental Notes to Consolidated Financial Statements.

                  (1) Valuation and Qualifying Accounts.

                  (2) Supplemental Guarantor Condensed Consolidating
                      Financial Statements.

               The information required to be submitted in Schedule II is included in the Supplemental Notes to Consolidated Financial Statements.

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

          3.3  Amendment to Section 2.9 of the By-laws of the Company, filed as
               Exhibit 3.3 to the Company's 1994 Annual Report on Form 10-K, incorporated herein by reference.

          4.1 Shareholder Rights Plan, dated December 8, 1988, filed as the Exhibit to the Company's Registration Statement on Form 8-A for Shareholder Stock Purchase Rights filed December 12, 1988, incorporated herein by reference.

          4.2 First Amendment to Rights Agreement, dated February 6, 1991, filed as Exhibit 4.8 to the Company's 1990 Annual Report on Form 10-K, incorporated herein by reference.

          4.3 Loan Agreement between City of Ligonier, Indiana and Sharon Manufacturing Company, dated as of June 1, 1992, filed as
               Exhibit 4.12 to the Company's 1992 Annual Report on Form 10-K, incorporated herein by reference.

          4.4 Loan Agreement between Walbro Automotive Corporation and the Town of Ossian, Indiana, dated as of December 1, 1993, filed as
               Exhibit 4.13 to the Company's 1993 Annual Report on Form 10-K, incorporated herein by reference.

          4.5 Note Agreement among the Company and the purchasers named therein, dated as of October 1, 1994, relating to the 7.68% Senior Notes of the Company, filed as Exhibit 4.9 to the Company's 1994 Annual Report on Form 10-K, incorporated herein by reference.

          4.6 Indenture for the Notes, dated as of July 27, 1995, among the Company, Walbro Engine Management Corporation, Sharon Manufacturing Company, Whitehead Engineered Products, Inc., and Bankers Trust Company, as Trustee (including form of Exchange
               Note), filed as Exhibit 2.3 to the Company's Current Report on Form 8-K, dated July 27, 1995 (the "Form 8-K"), incorporated herein by reference.

          4.7 Amended and Restated Credit Agreement dated as of September 22, 1995, among the Company, certain of its subsidiaries, Comerica Bank, as agent, and Harris Bank, as co-agent, filed as Exhibit
               4.2 to the Company's Registration Statement on Form S-4, filed September 27, 1995, incorporated herein by reference.

          4.8 First Amendment, dated March 8, 1996, to the Amended and Restated Credit Agreement among the Company, certain of its subsidiaries, Comerica Bank, as agent, and Harris Bank, as co-agent.

          4.9 First Amendment, dated as of July 26, 1995, to the Note Agreement among the Company and the purchasers named therein, relating to the 7.68% Senior Notes of the Company.

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

         10.12 The Company's Advantage Plan, filed as the Exhibit to the Company's Registration Statement on Form S-8, filed October 28, 1991, incorporated herein by reference.**

         10.13 Aircraft Lease Agreement between the Company and C.I.T. Leasing Corporation, dated as of October 27, 1992, filed as Exhibit
               10.13 to the Company's 1992 Annual Report on Form 10-K, incorporated herein by reference.

         10.14 Joint Venture Contract among Walbro Engine Management Corporation, Fujian Fuding Carburetor Factory and Twin Winner Trading Co., Ltd., dated December 30, 1993, relating to the Fujian Hualong Carburetor Co. Ltd. joint venture, filed as
               Exhibit 10.14 to the Company's 1994 Annual Report on Form 10-K, incorporated herein by reference.

         10.15 Severance Compensation and Consulting Agreement between the Company and R. H. Whitehead III, dated as of February 26, 1990, filed as Exhibit 10.15 to the Company's 1994 Annual Report on Form 10-K, incorporated herein by reference.**

         10.16 Employment Agreement between the Company and L. E. Althaver, dated August 6, 1993, filed as Exhibit 10.16 to the Company's 1994 Annual Report on Form 10-K, incorporated herein by reference.**

         10.17 Severance Compensation and Consulting Agreement between the Company and L. E. Althaver, dated as of February 26, 1990, filed as Exhibit 10.17 to the Company's 1994 Annual Report on Form 10-K, incorporated herein by reference.**

         10.18 Employment Agreement between the Company and Robert H. Walpole, dated October 1, 1993, filed as Exhibit 10.18 to the Company's 1994 Annual Report on Form 10-K, incorporated herein by reference.**

         10.19 Severance Compensation and Consulting Agreement between the Company and Robert H. Walpole, dated as of February 26, 1990, filed as Exhibit 10.19 to the Company's 1994 Annual Report on Form 10-K, incorporated herein by reference.**

         10.20 Employment Agreement between the Company and Gary L. Vollmar, dated August 6, 1993, filed as Exhibit 10.20 to the Company's 1994 Annual Report on Form 10-K, incorporated herein by reference.**

         10.21 Severance Compensation and Consulting Agreement between the Company and Gary L. Vollmar, dated as of February 26, 1990, filed as Exhibit 10.21 to the Company's 1994 Annual Report on Form 10-K, incorporated herein by reference.**

         10.22 Employment Agreement between the Company and Daniel L. Hittler, dated August 6, 1993, filed as Exhibit 10.22 to the Company's 1994 Annual Report on Form 10-K, incorporated herein by reference.**

         10.23 Severance Compensation and Consulting Agreement between the Company and Daniel L. Hittler, dated as of February 26, 1990, filed as Exhibit 10.23 to the Company's 1994 Annual Report on Form 10-K, incorporated herein by reference.**

         10.24 Agreement among the Company, Walbro Automotive Corporation and Magneti Marelli France S.A., dated February 7, 1995, filed as
               Exhibit 10.24 to the Company's 1994 Annual Report on Form 10-K, incorporated herein by reference.**

         10.25 Joint Venture Agreement between the Company and Daewoo Precision Industries, Ltd., dated November 30, 1994, filed as Exhibit
               10.25 to the Company's 1994 Annual Report on Form 10-K, incorporated herein by reference.**

         10.26 Employment Agreement between the Company and Michael A. Shope, dated December 20, 1993.**

         10.27 Severance Compensation and Consulting Agreement between the Company and Michael A. Shope, dated as of December 20, 1993.**

         10.28 Purchase and Sale Agreement dated as of April 7, 1995 by and between the Company and Dyno, filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 1995, incorporated herein by reference.

         10.29 Addendum to Purchase and Sale Agreement by and between the Company and Dyno dated as of July 27, 1995, filed as Exhibit 2.2 to the Form 8-K, incorporated herein by reference.

         10.30 Joint Venture Agreement between Walbro Automotive Corporation and Mutual Industries Ltd., dated November 28, 1995, relating to the Mutual Walbro P. Ltd. joint venture.

         10.31 General Partnership Agreement dated August 18, 1995 between Iwaki Diecast U.S.A., Inc. and Walbro Tucson Corp.

         13.1 1995 Annual Report to Stockholders. With the exception of the information incorporated by reference into Items 5, 6, 7, 8 and 14(a)(1) of this Form 10-K, the 1995 Annual Report to Stockholders is not deemed filed as part of this report.

         21.1  Subsidiaries of the Company.

         23.1  Consent of Arthur Andersen LLP, independent public accountants.

         27.1  Financial Data Schedule.

--------------
** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.


     (b)  Reports on Form 8-K:

          The Company did not file any reports on Form 8-K during the last quarter of the period covered by this Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 1996.

                              WALBRO CORPORATION


                              By:            /s/ MICHAEL A. SHOPE
                                   ---------------------------------------
                                   Michael A. Shope, Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


      SIGNATURE                                TITLE                           DATE
      ---------                                -----                           ----
    /s/ LAMBERT E. ALTHAVER            Chairman of the Board,              March 21, 1996
-------------------------------        President and
        Lambert E. Althaver            Chief Executive Officer
                                       (Principal Executive Officer)

     /s/ MICHAEL A. SHOPE              Chief Financial Officer             March 21, 1996
-------------------------------        (Principal Financial
         Michael A. Shope              and Accounting Officer)


   /s/ WILLIAM T. BACON, JR.           Director                            March 21, 1996
-------------------------------
       William T. Bacon, Jr.


    /s/ FRANK E. BAUCHIERO             Director                            March 21, 1996
-------------------------------
        Frank E. Bauchiero


   /s/ HERBERT M. KENNEDY              Director                            March 21, 1996
-------------------------------
       Herbert M. Kennedy


   /s/ VERNON E. OECHSLE               Director                            March 21, 1996
-------------------------------
       Vernon E. Oechsle


   /s/ ROBERT D. TUTTLE                Director                            March 21, 1996
-------------------------------
       Robert D. Tuttle


    /s/ JOHN E. UTLEY                  Director                            March 21, 1996
-------------------------------
        John E. Utley

   /s/ ROBERT H. WALPOLE               Director                            March 21, 1996
-------------------------------
       Robert H. Walpole

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and
    Stockholders of Walbro Corporation:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Walbro Corporation and Subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 13, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The supplemental notes to the consolidated financial statements on pages 23 to 34 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic consolidated financial statements. The information contained in these supplemental notes has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                             Arthur Andersen LLP


Detroit, Michigan,
February 13, 1996

                     WALBRO CORPORATION AND SUBSIDIARIES
            SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)      VALUATION AND QUALIFYING ACCOUNTS

         Following is a summary of changes in the valuation and qualifying accounts for the three years ended December 31,:


                                                              1995                 1994                    1993
                                                            --------             --------                --------

RESERVE FOR LOSS ON DISCONTINUANCE AND PLANT CLOSINGS:
        Balance Beginning of Year                           $     --             $     --                $    258
            Additions charged to operations                       --                   --                      --
            Deductions (A)                                        --                   --                    (258)
                                                            --------             --------                --------
        Balance End of Year                                 $     --             $     --                $     --
                                                            ========             ========                ========

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
        Balance Beginning of Year                           $    368             $    413                $    340
            Additions charged to operations                      352                  115                      86
            Additions due to acquisition                         309                   --                      --
            Deductions for uncollectible accounts
            written off, net of recoveries                       (51)                (160)                    (13)
                                                            --------             --------                --------
        Balance End of Year                                 $    978             $    368                $    413
                                                            ========             ========                ========

RESERVE FOR INVENTORY VALUATION:
        Balance Beginning of Year                           $    238             $    482                $    669
            Additions charged to operations                      194                  159                       2
            Additions due to acquisition                         376                   --                      --
            Deductions for inventory disposal                     --                 (403)                   (189)
                                                            --------             --------                --------
        Balance End of Year                                 $    808             $    238                $    482
                                                            ========             ========                ========

ALLOWANCE FOR NOTES RECEIVABLE:
        Balance Beginning of Year                           $    454             $    214                $    214
            Additions charged to operations                       --                  240                      --
            Deductions                                          (454)                  --                      --
                                                            --------             --------                --------
        Balance End of Year                                 $     --             $    454                $    214
                                                            ========             ========                ========

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS:
        Balance Beginning of Year                           $    744             $    355                $     --
            Additions charged to operations                       --                  389                     355
            Deductions                                            --                   --                      --
                                                            --------             --------                --------
        Balance End of Year                                 $    744             $    744                $    355
                                                            ========             ========                ========

-------------------------------------------
(A) Represents costs of discontinuance incurred subsequent to decision date.

                      WALBRO CORPORATION AND SUBSIDIARIES

(2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                                                          DECEMBER 31, 1995
                                             ---------------------------------------------------------------------------
                                                                              WALBRO
                                                                           CORPORATION     CONSOLIDATION
                                              GUARANTOR     NONGUARANTOR     (PARENT      AND ELIMINATION   CONSOLIDATED
                                             SUBSIDIARIES   SUBSIDIARIES   CORPORATION)       ENTRIES          TOTAL
                                             ------------   ------------   ------------   ---------------   ------------
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
CURRENT ASSETS:
  Cash.....................................   $        75    $   19,219     $       498    $           --    $   19,792
  Accounts receivable, net.................        20,598        51,455          49,116            (7,823)      113,346
  Inventories..............................        24,416        25,342             965                --        50,723
  Prepaid expenses and other...............         8,519         2,264             678              (495)       10,966
  Deferred and refundable income taxes.....           349           464           4,064                --         4,877
                                              -------------------------------------------------------------------------
    Total current assets...................        53,957        98,744          55,321            (8,318)      199,704
                                              -------------------------------------------------------------------------
PLANT AND EQUIPMENT, NET...................        85,437       111,190           9,030               108       205,765
                                              -------------------------------------------------------------------------
OTHER ASSETS:
  Funds held for construction..............         1,102            --              --                --         1,102
  Joint ventures...........................        10,181        13,285              --                --        23,466
  Investments..............................       144,588           295         101,386          (237,045)        9,224
  Goodwill, net............................        15,254        18,045              --                --        33,299
  Notes receivable.........................            --            --         189,134          (188,674)          460
  Deferred income taxes....................            --         2,805              --                --         2,805
  Other....................................         8,352         1,987           7,309                --        17,648
                                              -------------------------------------------------------------------------
    Total other assets.....................       179,477        36,417         297,829          (425,719)       88,004
                                              -------------------------------------------------------------------------
Total assets...............................   $   318,871    $  246,351     $   362,180    $     (433,929)   $  493,473
                                              =========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt........   $       555    $      123     $       408    $           --    $    1,086
  Bank and other borrowings................            --        14,921              --                --        14,921
  Accounts payable.........................        27,113        36,988           2,057           (13,384)       52,774
  Accrued liabilities......................        13,278        15,360           6,029              (315)       34,352
  Dividends payable........................            --            --             858                --           858
                                              -------------------------------------------------------------------------
    Total current liabilities..............        40,946        67,392           9,352           (13,699)      103,991
                                              -------------------------------------------------------------------------

LONG-TERM LIABILITIES:
  Long-term debt, less current portion.....       204,435        45,387         205,448          (221,881)      233,389
  Pension obligations and other............           618         4,455          10,029                --        15,102
  Deferred income taxes....................            --         2,003           1,924                --         3,927
  Minority interest........................            --         1,637              --                --         1,637
                                              -------------------------------------------------------------------------
    Total long-term liabilities............       205,053        53,482         217,401          (221,881)      254,055
                                              -------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Common stock, $.50 par value;
    authorized 25,000,000; outstanding
    8,579,976 in 1995......................            --        19,392           4,290           (19,392)        4,290
  Paid-in capital..........................            --        78,633          64,381           (78,633)       64,381
  Retained earnings........................        72,301        23,993          66,256           (96,294)       66,256
  Deferred compensation....................            --            --            (817)               --          (817)
  Minimum pension liability adjustment.....            --            --             (63)               --           (63)
  Unrealized gain on securities
    available for sale.....................            --            --             827                --           827
  Cumulative translation adjustments.......           571         3,459             553            (4,030)          553
                                              -------------------------------------------------------------------------
    Total stockholders' equity.............        72,872       125,477         135,427          (198,349)      135,427
                                              -------------------------------------------------------------------------
Total liabilities and stockholders'
      equity...............................   $   318,871    $  246,351     $   362,180    $     (433,929)   $  493,473
                                              =========================================================================

                     WALBRO CORPORATION AND SUBSIDIARIES

(2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                                                          DECEMBER 31, 1994
                                             ---------------------------------------------------------------------------
                                                                              WALBRO
                                                                           CORPORATION     CONSOLIDATION
                                              GUARANTOR     NONGUARANTOR     (PARENT      AND ELIMINATION   CONSOLIDATED
                                             SUBSIDIARIES   SUBSIDIARIES   CORPORATION)       ENTRIES          TOTAL
                                             ------------   ------------   ------------   ---------------   ------------
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
CURRENT ASSETS:
  Cash.....................................    $     75       $  2,525       $  1,940        $      --        $  4,540
  Accounts receivable, net.................      40,316         20,311         18,495          (12,789)         66,333
  Inventories..............................      24,732          6,120            587               --          31,439
  Prepaid expenses and other...............       3,728            733            701           (1,161)          4,001
  Deferred and refundable income taxes.....       5,656         (1,169)          (824)              --           3,663
                                               --------       --------       --------        ---------        --------
    Total current assets...................      74,507         28,520         20,899          (13,950)        109,976
                                               --------       --------       --------        ---------        --------
PLANT AND EQUIPMENT, NET...................      64,044         14,292          9,848              108          88,292
                                               --------       --------       --------        ---------        --------
OTHER ASSETS:
  Funds held for construction..............       1,061             --             --               --           1,061
  Joint ventures...........................       6,598          9,920             --               --          16,518
  Investments..............................       4,395            239         89,092          (82,929)         10,797
  Goodwill, net............................      15,710          1,195             --               --          16,905
  Notes receivable.........................          --             --         55,916          (51,550)          4,366
  Deferred income taxes....................          --            871             --               --             871
  Other....................................       2,399            721          5,460               --           8,580
                                               --------       --------       --------        ---------        --------
    Total other assets.....................      30,163         12,946        150,468         (134,479)         59,098
                                               --------       --------       --------        ---------        --------
  Total assets.............................    $168,714       $ 55,758       $181,215        $(148,321)       $257,366
                                               ========       ========       ========        =========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt........    $    515       $  7,519       $    408        $      --        $  8,442
  Bank and other borrowings................          --          6,970             --               --           6,970
  Accounts payable.........................      28,322          6,868            472          (12,410)         23,252
  Accrued liabilities......................      10,218          4,152           (775)          (1,518)         12,077
  Dividends payable........................          --             --            857               --             857
                                               --------       --------       --------        ---------        --------
    Total current liabilities..............      39,055         25,509            962          (13,928)         51,598
                                               --------       --------       --------        ---------        --------
LONG-TERM LIABILITIES:
  Long-term debt, less current portion.....      71,112            348         46,226          (51,550)         66,136
  Pension obligations and other............         648            949          6,556               --           8,153
  Deferred income taxes....................       2,120            763           (444)              --           2,439
  Minority interest........................          --          1,125             --               --           1,125
                                               --------       --------       --------        ---------        --------
    Total long-term liabilities............      73,880          3,185         52,338          (51,550)         77,853
                                               --------       --------       --------        ---------        --------
STOCKHOLDERS' EQUITY:
  Common stock, $.50 par value;
    authorized 15,000,000; outstanding
    8,564,576 in 1994......................          --          1,999          4,282           (1,999)          4,282
  Paid-in capital..........................          --          3,632         64,221           (3,632)         64,221
  Retained earnings........................      55,416         18,934         55,855          (74,350)         55,855
  Deferred compensation....................          --             --         (1,225)              --          (1,225)
  Unrealized gain on securities available
    for sale...............................          --             --          1,428               --           1,428
  Cumulative translation adjustments.......         363          2,499          3,354           (2,862)          3,354
                                               --------       --------       --------        ---------        --------
    Total stockholders' equity.............      55,779         27,064        127,915          (82,843)        127,915
                                               --------       --------       --------        ---------        --------
    Total liabilities and stockholders'
      equity...............................    $168,714       $ 55,758       $181,215        $(148,321)       $257,366
                                               ========       ========       ========        =========        ========

                     WALBRO CORPORATION AND SUBSIDIARIES

(2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                                                          DECEMBER 31, 1993
                                             ---------------------------------------------------------------------------
                                                                              WALBRO
                                                                           CORPORATION     CONSOLIDATION
                                              GUARANTOR     NONGUARANTOR     (PARENT      AND ELIMINATION   CONSOLIDATED
                                             SUBSIDIARIES   SUBSIDIARIES   CORPORATION)       ENTRIES          TOTAL
                                             ------------   ------------   ------------   ---------------   ------------
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
CURRENT ASSETS:
  Cash.....................................    $    431       $  1,732       $  2,442        $      --        $  4,605
  Accounts receivable, net.................      44,729         13,826         (3,208)         (10,671)         44,676
  Inventories..............................      21,887          4,621            390               --          26,898
  Prepaid expenses and other...............       2,910            985          4,991           (1,620)          7,266
  Deferred and refundable income taxes.....         983            188          3,700               --           4,871
                                               --------       --------       --------        ---------        --------
    Total current assets...................      70,940         21,352          8,315          (12,291)         88,316
                                               --------       --------       --------        ---------        --------
PLANT AND EQUIPMENT, NET                         54,415         11,971          7,682              108          74,176
                                               --------       --------       --------        ---------        --------
OTHER ASSETS:
  Funds held for construction..............       2,710             --             --               --           2,710
  Joint ventures...........................       2,793          8,485             --               --          11,278
  Investments..............................       2,479             --         62,086          (56,508)          8,057
  Goodwill, net............................      16,166            771             --               --          16,937
  Notes receivable.........................          --             --         63,666          (60,050)          3,616
  Deferred income taxes....................          --             41             --               --              41
  Other....................................       2,615          1,432          6,117               --          10,164
                                               --------       --------       --------        ---------        --------
    Total other assets.....................      26,763         10,729        131,869         (116,558)         52,803
                                               --------       --------       --------        ---------        --------
Total assets...............................    $152,118       $ 44,052       $147,866        $(128,741)       $215,295
                                               ========       ========       ========        =========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt........    $     --       $     --       $    408        $      --        $    408
  Bank and other borrowings................          --          5,375             --               --           5,375
  Accounts payable.........................      22,567          8,931            418          (11,925)         19,991
  Accrued liabilities......................      16,630          1,754         (6,439)            (445)         11,500
  Dividends payable........................          --             --            855               --             855
                                               --------       --------       --------        ---------        --------
    Total current liabilities..............      39,197         16,060         (4,758)         (12,370)         38,129
                                               --------       --------       --------        ---------        --------
LONG-TERM LIABILITIES:
  Long-term debt, less current portion.....      75,350          6,709         30,383          (60,050)         52,392
  Pension obligations and other............          45            783          7,243               --           8,071
  Deferred income taxes....................       1,015            690            852               --           2,557
                                               --------       --------       --------        ---------        --------
    Total long-term liabilities............      76,410          8,182         38,478          (60,050)         63,020
                                               --------       --------       --------        ---------        --------
STOCKHOLDERS' EQUITY:
  Common stock, $.50 par value; authorized
    15,000,000; outstanding 8,551,782 in
    1993...................................          --          1,985          4,276           (1,985)          4,276
  Paid-in capital..........................          --          1,770         63,997           (1,770)         63,997
  Retained earnings........................      36,511         14,328         44,686          (50,839)         44,686
  Deferred compensation....................          --             --         (1,634)              --          (1,634)
  Minimum pension liability adjustment.....          --             --           (520)              --            (520)
  Cumulative translation adjustments.......          --          1,727          3,341           (1,727)          3,341
                                               --------       --------       --------        ---------        --------
    Total stockholders' equity.............      36,511         19,810        114,146          (56,321)        114,146
                                               --------       --------       --------        ---------        --------
      Total liabilities and stockholders'
         equity............................    $152,118       $ 44,052       $147,866        $(128,741)       $215,295
                                               ========       ========       ========        =========        ========

                     WALBRO CORPORATION AND SUBSIDIARIES

(2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                                          FOR THE YEAR ENDED DECEMBER 31, 1995
                                     ------------------------------------------------------------------------------
                                                                       WALBRO
                                                                     CORPORATION     CONSOLIDATION
                                      GUARANTOR      NONGUARANTOR      (PARENT      AND ELIMINATION    CONSOLIDATED
                                     SUBSIDIARIES    SUBSIDIARIES    CORPORATION)       ENTRIES           TOTAL
                                     ------------    ------------    -----------    ---------------    ------------
                                                                     (IN THOUSANDS)
NET SALES.........................     $335,896        $156,280        $   2,091       $(34,995)         $459,272
COSTS AND EXPENSES:
  Cost of sales...................      277,196         134,219            1,335        (34,995)          377,755
  Selling and administrative
     expenses.....................       39,660          13,467            4,368             --            57,495
                                       --------------------------------------------------------------------------
OPERATING INCOME (LOSS)...........       19,040           8,594           (3,612)            --            24,022
OTHER EXPENSE (INCOME):
  Interest expense................       10,387           4,300           10,503        (13,119)           12,071
  Interest income.................       (2,974)           (797)         (10,308)        13,119              (960)
  Foreign currency exchange
     loss (gain)..................         (324)            (68)           1,875             --             1,483
  Other...........................            3            (255)              (3)            --              (255)
                                       --------------------------------------------------------------------------
Income before provision (credit)
  for income taxes, minority
  interest, equity in (income)
  loss of joint ventures and
  subsidiaries....................       11,948           5,414           (5,679)            --            11,683
Provision (credit) for income
  taxes...........................        1,237           1,958           (1,937)            --             1,258
Minority interest.................           --             472               --             --               472
Equity in (income) loss of joint
  ventures........................       (1,222)         (2,655)              --             --            (3,877)
Equity in (income) of
  subsidiaries....................       (6,417)             --          (17,572)        23,989                --
                                       --------------------------------------------------------------------------
Net income........................     $ 18,350        $  5,639        $  13,830       $(23,989)         $ 13,830
                                       ==========================================================================

                     WALBRO CORPORATION AND SUBSIDIARIES

(2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                                            FOR THE YEAR ENDED DECEMBER 31, 1994
                                        ----------------------------------------------------------------------------
                                                                         WALBRO
                                                                      CORPORATION     CONSOLIDATION
                                         GUARANTOR     NONGUARANTOR     (PARENT      AND ELIMINATION   CONSOLIDATED
                                        SUBSIDIARIES   SUBSIDIARIES   CORPORATION)       ENTRIES           TOTAL
                                        ------------   ------------   ------------   ---------------   -------------
                                                                       (IN THOUSANDS)
NET SALES.............................    $296,779       $ 58,903       $  1,021        $ (31,498)       $ 325,205
COSTS AND EXPENSES:
  Cost of sales.......................     242,155         49,910            934          (31,498)         261,501
  Selling and administrative
     expenses.........................      26,765          3,576          8,977               --           39,318
                                          --------       --------       --------        ---------        ---------
OPERATING INCOME (LOSS)...............      27,859          5,417         (8,890)              --           24,386
OTHER EXPENSE (INCOME):
  Interest expense....................       4,911          1,366          2,428           (4,843)           3,862
  Interest income.....................          --             (4)        (4,930)           4,843              (91)
  Foreign currency exchange loss
     (gain)...........................         260            (42)         2,384               --            2,602
  Other...............................          (2)            18             95               --              111
                                          --------       --------       --------        ---------        ---------
Income before provision (credit) for
  income taxes, minority interest,
  equity in (income) loss of joint
  ventures and subsidiaries...........      22,690          4,079         (8,867)              --           17,902
Provision (credit) for income taxes...       7,741          1,213         (3,130)              --            5,824
Minority interest.....................          --             92             --               --               92
Equity in (income) loss of joint
  ventures............................      (1,509)        (1,491)           391               --           (2,609)
Equity in (income) of subsidiaries....      (4,265)            --        (20,723)          24,988               --
                                          --------       --------       --------        ---------        ---------
Net income............................    $ 20,723       $  4,265       $ 14,595        $ (24,988)       $  14,595
                                          ========       ========       ========        =========        =========

                     WALBRO CORPORATION AND SUBSIDIARIES

(2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                                          FOR THE YEAR ENDED DECEMBER 31, 1993
                                     ------------------------------------------------------------------------------
                                                                       WALBRO
                                                                     CORPORATION     CONSOLIDATION
                                      GUARANTOR      NONGUARANTOR      (PARENT      AND ELIMINATION    CONSOLIDATED
                                     SUBSIDIARIES    SUBSIDIARIES    CORPORATION)       ENTRIES           TOTAL
                                     ------------    ------------    -----------    ---------------    ------------
                                                                     (IN THOUSANDS)
NET SALES..........................    $249,866        $ 51,647       $   1,478        $ (29,528)        $273,463
COSTS AND EXPENSES:
  Cost of sales....................     201,092          43,372           1,868          (29,528)         216,804
  Selling and administrative
     expenses......................      24,445           3,587           5,011               --           33,043
  Reorganization and restructuring
     charges.......................          --              --           1,760               --            1,760
                                       --------        --------       ---------        ----------        --------
OPERATING INCOME (LOSS)............      24,329           4,688          (7,161)              --           21,856
OTHER EXPENSE (INCOME):
  Interest expense.................       5,282             482           1,833           (5,003)           2,594
  Interest income..................          (8)             (4)         (5,026)           5,003              (35)
  Foreign currency exchange loss...         567             211             717               --            1,495
  Other............................         255             123             194               --              572
                                       --------        --------       ---------        ----------        --------
Income before provision (credit) for
  income taxes, equity in (income)
  loss of joint ventures and
  subsidiaries and cumulative effect
  of accounting change.............      18,233           3,876          (4,879)              --           17,230
Provision (credit) for income
  taxes............................       5,411           1,412          (2,249)              --            4,574
Equity in (income) loss of joint
  ventures.........................         303            (214)             --               --               89
Equity in (income) of
  subsidiaries.....................      (2,678)             --         (15,197)          17,875               --
                                       --------        --------       ---------        ----------        --------
Income before cumulative effect of
  accounting change................      15,197           2,678          12,567          (17,875)          12,567
Cumulative effect of accounting
  change, net of tax benefit of
  $1,494...........................          --              --           2,900               --            2,900
                                       --------        --------       ---------        ----------        --------
Net income.........................    $ 15,197        $  2,678       $   9,667        $ (17,875)        $  9,667
                                       ========        ========       =========        =========         ========

                     WALBRO CORPORATION AND SUBSIDIARIES

(2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                                         FOR THE YEAR ENDED DECEMBER 31, 1995
                                     -----------------------------------------------------------------------------
                                                                        WALBRO       CONSOLIDATION
                                                                     CORPORATION          AND
                                      GUARANTOR      NONGUARANTOR      (PARENT        ELIMINATION     CONSOLIDATED
                                     SUBSIDIARIES    SUBSIDIARIES    CORPORATION)       ENTRIES          TOTAL
                                     ------------    ------------    ------------    -------------    ------------
                                                                    (IN THOUSANDS)
Net cash provided by (used in)
  operating activities............    $  50,509       $   11,254      $   (30,875)    $    --          $   30,888
                                      ---------       ----------      -----------     -----------      ----------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchase of plant and
     equipment....................      (31,237)         (14,531)            (472)         --             (46,240)
  Acquisitions, net of cash
     acquired.....................     (131,952)          15,774              (60)         --            (116,238)
  Purchase of other assets........       (6,398)            (608)            (257)         --              (7,263)
  Investment in joint ventures and
     other........................      118,704            3,901         (124,659)         --              (2,054)
  Proceeds/(payments) of
     intercompany note
     receivable...................           --              500             (500)         --                  --
  Proceeds from disposal of
     assets.......................          167                7            3,953          --               4,127
                                      ---------       ----------      -----------     -----------      ----------
Net cash provided by (used in)
  investing activities............      (50,716)           5,043         (121,995)         --            (167,668)
                                      ---------       ----------      -----------     -----------      ----------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Net borrowings (repayments)
     under revolving
     line-of-credit
     agreements...................           --           13,797           50,000          --              63,797
  Debt repayments.................         (516)         (12,659)            (366)         --             (13,541)
  Proceeds from issuance of long -
     term debt....................          815              120          109,615          --             110,550
  Proceeds from issuance of common
     stock and options............           --               --              168          --                 168
  Financing fees paid.............           --               --           (4,778)         --              (4,778)
  Cash dividends paid.............           --               --           (3,428)         --              (3,428)
                                      ---------       ----------      -----------     -----------      ----------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES............          299            1,258          151,211          --             152,768
                                      ---------       ----------      -----------     -----------      ----------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH............................          (92)            (861)             217          --                (736)
                                      ---------       ----------      -----------     -----------      ----------
NET INCREASE (DECREASE) IN CASH...           --           16,694           (1,442)         --              15,252
CASH AT BEGINNING OF YEAR.........           75            2,525            1,940          --               4,540
                                      ---------       ----------      -----------     -----------      ----------
CASH AT END OF YEAR...............    $      75       $   19,219      $       498     $    --          $   19,792
                                      =========       ==========      ===========     ===========      ==========


                     WALBRO CORPORATION AND SUBSIDIARIES

(2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                                         FOR THE YEAR ENDED DECEMBER 31, 1994
                                      ---------------------------------------------------------------------------
                                                                       WALBRO
                                                                    CORPORATION     CONSOLIDATION
                                       GUARANTOR     NONGUARANTOR     (PARENT      AND ELIMINATION   CONSOLIDATED
                                      SUBSIDIARIES   SUBSIDIARIES   CORPORATION)       ENTRIES          TOTAL
                                      ------------   ------------   ------------   ---------------   ------------
                                                                    (IN THOUSANDS)
Net cash provided by (used in)
  operating activities..............    $ 25,141       $  2,323       $(16,987)        $    --         $ 10,477
                                        --------       --------       --------         -------         --------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
     Purchase of plant and
       equipment....................     (12,428)        (2,729)        (3,687)             --          (18,844)
     Acquisitions, net of cash
       acquired.....................      (1,480)            --             --              --           (1,480)
     Purchase of other assets.......        (985)            --         (1,630)             --           (2,615)
     Investment in joint ventures
       and other....................      (1,508)            --             --              --           (1,508)
     Proceeds/(payments) of
       intercompany note
       receivable...................      (8,500)            --          8,500              --               --
     Proceeds from disposal of
       assets.......................         402            407            654              --            1,463
                                        --------       --------       --------         -------         --------
Net cash provided by (used in)
  investing activities..............     (24,499)        (2,322)         3,837              --          (22,984)
                                        --------       --------       --------         -------         --------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
     Net borrowings (repayments)
       under revolving
       line-of-credit
       agreements...................          --          1,011        (28,750)             --          (27,739)
     Debt repayments................        (416)            --           (408)             --             (824)
     Proceeds from issuance of
       long-term debt...............          --             --         45,000              --           45,000
     Proceeds from issuance of
       common stock and options.....          --             --            230              --              230
     Cash dividends paid............          --             --         (3,424)             --           (3,424)
                                        --------       --------       --------         -------         --------
Net cash provided by (used in)
  financing activities..............        (416)         1,011         12,648              --           13,243
                                        --------       --------       --------         -------         --------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH..............................        (582)          (219)            --              --             (801)
                                        --------       --------       --------         -------         --------
NET INCREASE (DECREASE) IN CASH.....        (356)           793           (502)             --              (65)
CASH AT BEGINNING OF YEAR...........         431          1,732          2,442              --            4,605
                                        --------       --------       --------         -------         --------
CASH AT END OF YEAR.................    $     75       $  2,525       $  1,940         $    --         $  4,540
                                        ========       ========       ========         =======         ========

                     WALBRO CORPORATION AND SUBSIDIARIES

(2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                                          FOR THE YEAR ENDED DECEMBER 31, 1993
                                       --------------------------------------------------------------------------
                                                                       WALBRO
                                                                     CORPORATION    CONSOLIDATION
                                        GUARANTOR     NONGUARANTOR     (PARENT     AND ELIMINATION   CONSOLIDATED
                                       SUBSIDIARIES   SUBSIDIARIES   CORPORATION)      ENTRIES          TOTAL
                                       ------------   ------------   -----------   ---------------   ------------
                                                                     (IN THOUSANDS)
Net cash provided by operating
  activities.........................    $  7,836       $  1,220       $ 6,325          $  --          $ 15,381
                                         --------       --------       -------          -----          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of plant and
       equipment.....................     (17,688)        (2,259)         (313)            --           (20,260)
     Acquisitions, net of cash
       acquired......................       1,312             --            --             --             1,312
     Purchase of other assets........         (66)            --        (1,981)            --            (2,047)
     Investment in joint ventures and
       other.........................      (1,333)            --            --             --            (1,333)
     Proceeds/(payments) of
       intercompany note
       receivable....................      (3,000)            --         3,000             --                --
     Proceeds from disposal of
       assets........................       1,254          1,780           115             --             3,149
                                         --------       --------       -------          -----          --------
Net cash provided by (used in)
  investing activities...............     (19,521)          (479)          821             --           (19,179)
                                         --------       --------       -------          -----          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments)
       under revolving line-of-credit
       agreements....................          --          2,609        (6,300)            --            (3,691)
     Debt repayments.................          --         (2,209)         (408)            --            (2,617)
     Proceeds from issuance of
       long-term debt................       9,000             --            --             --             9,000
     Proceeds from issuance of common
       stock and options.............          --             --           610             --               610
     Cash dividends paid.............          --             --        (3,359)            --            (3,359)
                                         --------       --------       -------          -----          --------
Net cash provided by (used in)
  financing activities...............       9,000            400        (9,457)            --               (57)
                                         --------       --------       -------          -----          --------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH...............................          --            212            --             --               212
                                         --------       --------       -------          -----          --------
NET INCREASE (DECREASE) IN CASH......      (2,685)         1,353        (2,311)            --            (3,643)
CASH AT BEGINNING OF YEAR............       3,116            379         4,753             --             8,248
                                         --------       --------       -------          -----          --------
CASH AT END OF YEAR..................    $    431       $  1,732       $ 2,442          $  --          $  4,605
                                         ========       ========       =======          ======         ========

                     WALBRO CORPORATION AND SUBSIDIARIES

(2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

     Basis of Presentation -- In connection with the acquisition (the Dyno Acquisition) by the Company of the fuel systems business of Dyno Industrier A.S
(Dyno) and the execution of a new $135,000,000 credit facility, the Company issued $110,000,000 in aggregate principal amount of Senior Notes due in 2005 (the Notes). The Notes are guaranteed on a senior unsecured basis, jointly and severally, by each of the Company's principal wholly-owned domestic operating subsidiaries and certain of its indirect wholly-owned subsidiaries (the Guarantors). The Guarantors include Walbro Automotive Corporation, Walbro Engine Management Corporation, Whitehead Engineered Products, Inc. and Sharon Manufacturing Co. The condensed consolidating financial statements of the Guarantors are presented on pages 24 through 32 and should be read in connection with the consolidated financial statements of the Company. Separate financial statements of the Guarantors are not presented because the Guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes the condensed consolidating financial statements presented are more meaningful in understanding the financial position of the Guarantors.

     Distributions -- There are no significant restrictions on the ability of the Guarantors to make distributions to Walbro Corporation.

     Postretirement Health Benefits -- The Company provides postretirement health care, dental benefit and prescription drug coverage to a limited number of current retirees. Effective January 1, 1993, the Company changed its method of accounting for the cost of these benefits from a pay-as-you-go (cash) method to an accrual method as required by SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," and recognized the unfunded transition obligation of $4,394,000 ($2,900,000 after-tax) as a one-time cumulative effect of change in accounting in 1993. The net periodic postretirement benefit cost amounted to $350,000 in 1995, $413,000 in 1994 and $321,000 in 1993. These amounts are recorded under Parent Corporation in the accompanying Supplemental Guarantor Condensed Consolidating Financial Statements. As these costs relate to existing retirees, they have not been allocated to the Guarantors.

                       WALBRO CORPORATION AND SUBSIDIARIES

(2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

     Combined Long-Term Debt of the Parent Corporation and Guarantor Subsidiaries -- Long-term debt of the Issuer and the Guarantors consisted of the following at December 31 (in thousands):

                                                                         1995          1994       1993
                                                                        ------        -------    -------
Senior notes due 2005, unsecured, states interest at 9.875%
  (9.92% effective interest rate) net of unamortized discount
  of $369,000 ...................................................     $109,631        $  --      $  --
Revolving credit facility, secured, interest at the agent's base
  rate plus an additional margin ................................       50,000           --         --
Term loan from the State of Connecticut, secured, interest at 6%
  per annum, payable in monthly amounts from 1997 to 2005 .......          800           --         --
Senior notes, secured, interest at 7.68%, payable in annual
  amounts from 1998 to 2004......................................       45,000         45,000       --
Revolving credit facility, interest rate from LIBOR plus 5/8% to
  prime, unsecured...............................................          --             --      28,750
Industrial revenue bond, issued by Town of Ossian, Indiana,
  interest at a variable municipal bond rate, due in 2023........        9,000          9,000      9,000
Industrial revenue bond, issued by City of Ligonier, Indiana, interest at a variable municipal bond rate plus 1%, payable in
  annual amounts from 2003 to 2007...............................        6,300          6,300      6,300
ESOP credit agreement, interest rate which approximates 86% of
  prime, payable in annual installments of $408,000..............        1,225          1,634      2,042
Capital lease obligations, interest at 7.5%, payable in monthly
  installments through February 2002.............................        4,195          4,710       --
Other............................................................           82             67       --
                                                                      --------        -------    -------
                                                                       226,233         66,711     46,092
Less -- Current portion..........................................          963            923        408
                                                                      --------        -------    -------
                                                                      $225,270        $65,788    $45,684
                                                                      ========        =======    =======

     For a more detailed description of the above indebtedness, see Note 8 of Notes to Consolidated Financial Statements.

     Aggregate minimum principal payment requirements on long-term debt, including capital lease obligations, in each of the five years subsequent to December 31, 1995 are as follows: 1996 - $963,000; 1997 - $1,036,000; 1998 -
$7,863,000; 1999 - $7,504,000;  2000 - $57,248,000 and thereafter -
$151,619,000.

                               INDEX TO EXHIBITS

                                                            Sequential
 Exhibits                    Description                     Page No.
 --------                    -----------                    ----------
    4.8 First Amendment, dated March 8, 1996, to the Amended and Restated Credit
            Agreement among the Company, certain of
            its subsidiaries, Comerica Bank, as
            agent, and Harris Bank, as co-agent.

    4.9 First Amendment, dated as of July 26, 1995, to the Note Agreement among the Company and the purchasers named therein, relating to the 7.68% Senior Notes of the Company.

   10.26 Employment Agreement between the Company and Michael A. Shope, dated December 20,
            1993.

   10.27    Severance Compensation and Consulting
            Agreement between the Company and
            Michael A. Shope, dated as of December
            20, 1993.

   10.30    Joint Venture Agreement between Walbro
            Automotive Corporation and Mutual
            Industries Ltd., dated November 28, 1995, relating to the Mutual Walbro P. Ltd.
            joint venture.

   10.31    General Partnership Agreement dated
            August 18, 1995 between Iwaki Diecast
            U.S.A., Inc. and Walbro Tucson Corp.

   13.1     1995 Annual Report to Stockholders.
            With the exception of the information
            incorporated by reference into Items 5,
            6, 7, 8 and 14(a)(1) of this Form 10-K,
            the 1995 Annual Report to Stockholders
            is not deemed filed as part of this
            report.

   21.1     Subsidiaries of the Company.

   23.1     Consent of Arthur Andersen LLP,
            independent public accountants.

   27.1     Financial Data Schedule.