Form 10-Q
period 1996-03-31
WALBRO CORP
filed 1996-05-13
CIK 104174

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                 For The Quarterly Period ended March 31, 1996
                         Commission File Number 0-6955


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

                               Yes  X    No
                                   ---      ----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 1996


                      Common Stock (one class): 8,601,796

                                     PART 1
                             FINANCIAL INFORMATION

                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

             INTRODUCTION TO THE CONSOLIDATED FINANCIAL STATEMENTS

        The condensed consolidated financial statements of Walbro Corporation and subsidiaries (the "Company") have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1995.

        The financial information presented reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for interim periods presented. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                             3/31/96                   12/31/95
                                                            ---------                 ---------
ASSETS                                                     (Unaudited)
- ------
CURRENT ASSETS:
  CASH                                                   $   16,520                 $   19,792
  ACCOUNTS RECEIVABLE (NET)                                 135,001                    113,346
  INVENTORIES                                                51,528                     50,723
  OTHER CURRENT ASSETS                                       20,346                     15,843
                                                         ----------                 ----------
    TOTAL CURRENT ASSETS                                    223,395                    199,704

PROPERTY, PLANT & EQUIPMENT:
  LAND, BUILDINGS & IMPROVEMENTS                             59,341                     57,986
  MACHINERY & EQUIPMENT                                     221,638                    211,707
                                                         ----------                 ----------
    SUBTOTAL                                                280,979                    269,693
  LESS: ACCUMULATED DEPRECIATION                            (69,486)                   (63,928)
                                                         ----------                 ----------
    NET PROPERTY, PLANT & EQUIPMENT                         211,493                    205,765

OTHER ASSETS:
  GOODWILL (NET)                                             33,027                     33,299
  JOINT VENTURES, INVESTMENTS &
    OTHER                                                    53,015                     54,705
                                                         ----------                 ----------
    TOTAL OTHER ASSETS                                       86,042                     88,004
                                                         ----------                 ----------
    TOTAL ASSETS                                         $  520,930                 $  493,473
                                                         ==========                 ==========

The accompanying notes are an integral part of these consolidated balance sheets.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                       3/31/96                  12/31/95
                                                    ----------                -----------
LIABILITIES                                         (Unaudited)
- -----------
CURRENT LIABILITIES:
  CURRENT PORTION LONG-TERM DEBT                     $  1,024                 $    1,086
  NOTES PAYABLE-BANKS                                  11,430                     14,921
  ACCOUNTS PAYABLE                                     71,562                     52,774
  ACCRUED LIABILITIES                                  28,358                     35,210
                                                     --------                 ----------
    TOTAL CURRENT LIABILITIES                         112,374                    103,991

LONG TERM LIABILITIES:
  LONG-TERM DEBT, NET OF CURRENT                      252,098                    233,389
  OTHER LONG-TERM LIABILITIES                          20,021                     20,666
                                                     --------                 ----------
    TOTAL LONG-TERM LIABILITIES                       272,119                    254,055

STOCKHOLDERS' EQUITY
COMMON STOCK, $.50 PAR VALUE;                           4,301                      4,290
  AUTHORIZED 25,000,000;
  OUTSTANDING 8,601,796 IN 1996 AND
  8,579,976 IN 1995
PAID-IN CAPITAL                                        64,762                     64,381
RETAINED EARNINGS                                      69,931                     66,256
OTHER STOCKHOLDERS' EQUITY                             (2,557)                       500
                                                     --------                 ----------
    TOTAL STOCKHOLDERS' EQUITY                        136,437                    135,427


    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $520,930                 $  493,473
                                                     ========                 ==========


The accompanying notes are an integral part of these consolidated balance sheets.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

                                                                          THREE MONTHS ENDED
                                                                   3/31/96                    3/31/95
                                                                   -------                    -------
                                                                             (Unaudited)
NET SALES                                                      $  152,966                 $   98,257
COST OF SALES & EXPENSES:
   COST OF SALES                                                  124,178                     77,550
   SELLING AND ADMINISTRATIVE EXPENSES                             13,960                      9,140
   RESEARCH & DEVELOPMENT EXPENSES                                  4,957                      3,360
                                                               ----------                 ----------
OPERATING INCOME                                                    9,871                      8,207

OTHER EXPENSE (INCOME):
   INTEREST EXPENSE                                                 5,055                      1,179
   INTEREST INCOME                                                   (168)                       (90)
   OTHER EXPENSE                                                      197                        321
                                                               ----------                 ----------
INCOME BEFORE INCOME TAXES, MINORITY
 INTEREST, AND JOINT VENTURES                                       4,787                      6,797


PROVISION FOR INCOME TAXES                                          1,286                      2,554
MINORITY INTEREST                                                      98                        161
EQUITY IN (INCOME) OF JOINT VENTURES                               (1,131)                    (1,006)
                                                               ----------                 ----------

NET INCOME                                                     $    4,534                 $    5,088
                                                               ==========                 ==========

NET INCOME PER SHARE                                           $     0.53                 $     0.59

AVERAGE SHARES OUTSTANDING                                      8,620,942                  8,597,265

The accompanying notes are an integral part of these consolidated statements.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; In thousands)

                                                                  THREE MONTHS ENDED
                                                            3/31/96                   3/31/95
                                                           ---------                 ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                               $   4,534                  $   5,088
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    DEPRECIATION & AMORTIZATION                                7,251                      3,965
    LOSS ON DISPOSITION OF ASSETS                                125                         89
    MINORITY INTEREST                                             98                        161
    (INCOME) OF JOINT VENTURES                                (1,131)                    (1,006)
    CHANGES IN ASSETS AND LIABILITIES:
      DEFERRED INCOME TAXES                                      244                      1,309
      DEFERRED PENSION OBLIGATIONS & OTHER                      (165)                     1,210
      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                 7,620                      4,484
      ACCOUNTS RECEIVABLE, NET                               (22,457)                    (2,642)
      INVENTORIES                                             (1,224)                    (1,925)
      PREPAID EXPENSES AND OTHER                              (4,160)                      (615)
                                                           ---------                 ----------
      TOTAL ADJUSTMENTS                                      (13,799)                     5,030
                                                           ---------                 ----------
    NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                                     (9,265)                    10,118

CASH FLOWS FROM INVESTING ACTIVITIES:
  PURCHASE OF FIXED ASSETS                                   (12,491)                   (12,524)
  ACQUISITIONS, NET OF CASH ACQUIRED                               0                        105
  PURCHASE OF OTHER ASSETS                                      (704)                    (3,767)
  INVESTMENT IN JOINT VENTURES & OTHER                          (245)                       184
  PROCEEDS FROM DISPOSAL OF ASSETS                                 0                         98
    NET CASH USED IN INVESTING ACTIVITIES                    (13,440)                   (15,904)

CASH FLOWS FROM FINANCING ACTIVITIES:
  NET BORROWINGS UNDER LINE-OF-CREDIT
    AGREEMENTS                                                20,655                      6,560
  DEBT REPAYMENTS                                               (552)                      (148)
  PROCEEDS FROM ISSUANCE OF
   COMMON STOCK & OPTIONS                                        392                          0
  CASH DIVIDENDS PAID                                           (858)                      (856)
                                                           ---------                 ----------
    NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                                    19,637                      5,556

  EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (204)                    (1,122)
                                                           ---------                 ----------
  NET DECREASE IN CASH                                        (3,272)                    (1,352)
  CASH BEGINNING BALANCE                                      19,792                      4,540
                                                           ---------                  ---------
  CASH ENDING BALANCE                                      $  16,520                  $   3,188
                                                           =========                  =========

The accompanying notes are an integral part of these consolidated statements.

                      WALBRO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ACQUISITION OF DYNO INDUSTRIER FUEL SYSTEMS BUSINESS

     On July 27, 1995, the Company, through certain of its wholly-owned subsidiaries, acquired the Fuel Systems Business of Dyno Industrier A.S, Oslo, Norway ("Dyno"). Dyno supplies plastic fuel tanks to most European vehicle manufacturers through production facilities in Belgium, France, Germany, Norway, Spain and the United Kingdom.

     This acquisition was accounted for as a purchase and, accordingly, the operating results of Dyno have been included in the accompanying financial statements since the date of the acquisition. The results of operations for the three months ended March 31, 1996 include the results of Dyno while the results of operations for the three months ended March 31, 1995 exclude the results of Dyno.

     Assuming the acquisition had taken place as of the beginning of the quarter ended March 31, 1995, the consolidated pro forma results of operations of the Company for the first quarter of 1995 would have been as follows, after giving effect to certain adjustments consisting principally of management's estimates of depreciation and amortization expense resulting from the market valuation of Dyno net assets acquired, interest expense on acquisition debt and related tax adjustments (Unaudited; in thousands, except per share data):


                        Net Sales             $151,596
                        Net Income               5,315
                        Net Income Per Share  $   0.62

                     WALBRO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS



                                                                               March 31, 1996
                                            -----------------------------------------------------------------------------------
                                                                                 Walbro
                                                                              Corporation        Consolidation
                                             Guarantor     Nonguaranto         (Parent          and Elimination    Consolidated
                                            Subsidiaries   Subsidiaries       Corporation)           Entries           Total
                                            ------------   ------------      -------------      ---------------    -----------
                                                                       (in thousands, except share data)
                                                                        -------------------------------
ASSETS
CURRENT ASSETS
  Cash                                        $   227       $ 16,076            $   217              $     -          $ 16,520
  Accounts receivable, net                     16,767         56,683             70,584               (9,033)          135,001
  Inventories                                  24,776         25,534                683                  535            51,528
  Prepaid expenses and other                   12,214          3,014                530                 (620)           15,138
  Deferred and refundable income taxes            325            819             4 ,064                    -             5,208
                                            ----------------------------------------------------------------------------------
    Total current assets                       54,309        102,126             76,078               (9,118)          223,395
                                            ----------------------------------------------------------------------------------
PLANT AND EQUIPMENT, NET                       90,259        111,965              9,161                  108           211,493
                                            ----------------------------------------------------------------------------------
OTHER ASSETS:
  Funds held for construction                   1,102              -                  -                    -             1,102
  Joint ventures                               10,766         14,262                  -                    -            25,028
  Investments                                 115,294         29,077            104,596             (240,529)            8,438
  Goodwill, net                                15,140          7,137                (29)              10,779            33,027
  Notes receivable                                  -              -            189,252             (188,773)              479
  Deferred income taxes                             -              -                  -                    -                 -
  Other                                         6,547          4,960              7,275                 (814)           17,968
                                            ----------------------------------------------------------------------------------
    Total other assets                        148,849         55,436            301,094             (419,337)           86,042
                                            ----------------------------------------------------------------------------------
  Total assets                               $293,417       $269,527           $386,333            $(428,347)         $520,930
                                            ==================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt          $    555       $     61           $    408            $       -          $  1,024
  Bank and other borrowings                         -         11,430                  -                    -            11,430
  Accounts payable                             28,725         46,471              9,541              (13,175)           71,562
  Accrued liabilities                          14,924         11,061              2,276                 (763)           27,498
  Dividends payable
                                            ----------------------------------------------------------------------------------
    Total current liabilities                  44,204         69,023             13,085              (13,938)          112,374
                                            ----------------------------------------------------------------------------------
LONG-TERM LIABILITIES
  Long-term debt, less current portion        175,511         74,753            224,557             (222,723)          252,098
  Pension obligations                             410          3,791             10,600                    -            14,801
  Deferred income taxes                             -          1,917              1,654                    -             3,571
  Minority interest                                 -          1,649                  -                    -             1,649
                                            ----------------------------------------------------------------------------------
    Total long-term liabilities               175,921         82,110            236,811             (222,723)          272,119
                                            ----------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
  Common stock, $.50 par value;
    authorized 25,000,000;outstanding
    8,601,796 in 1996;8,579,976 in 1995             -         19,392              4,301              (19,392)            4,301
  Paid-in capital                                   -         71,083             64,762              (71,083)           64,762
  Retained earnings                            72,719         27,361             69,931             (100,080)           69,931
  Deferred compensation                             -              -               (630)                   -              (630)
  Minimum pension liability adjustment              -              -                (63)                   -               (63)
  Unrealized gain on securities available
    for sale                                        -              -                323                    -               323
  Cumulative translation adjustments              573            558             (2,187)              (1,131)           (2,187)
                                            ----------------------------------------------------------------------------------
    Total stockholders' equity                 73,292        118,394            136,437             (191,686)          136,437
                                            ----------------------------------------------------------------------------------
    Total liabilities and stockholders'
     equity                                 $ 293,417      $ 269,527           $386,333            $(428,347)         $520,930
                                            ==================================================================================

                                      7

                     WALBRO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                                                           December 31, 1995
                                            -----------------------------------------------------------------------------------
                                                                                 Walbro
                                                                              Corporation        Consolidation
                                             Guarantor     Nonguaranto         (Parent          and Elimination    Consolidated
                                            Subsidiaries   Subsidiaries       Corporation)           Entries           Total
                                            ------------   ------------      -------------      ---------------    -----------
                                                                       (in thousands, except share data)
                                                                        -------------------------------
ASSETS
CURRENT ASSETS
  Cash                                      $     75       $ 19,219             $    498          $        -          $  19,792
  Accounts receivable, net                    20,598         51,455               49,116              (7,823)           113,346
  Inventories                                 24,416         25,342                  965                   -             50,723
  Prepaid expenses and other                   8,519          2,264                  678                (495)            10,966
  Deferred and refundable income taxes           349            464                4,064                   -              4,877
                                            -----------------------------------------------------------------------------------
    Total current assets                      53,957         98,744               55,321              (8,318)           199,704
                                            -----------------------------------------------------------------------------------
PLANT AND EQUIPMENT, NET                      85,437        111,190                9,030                 108            205,765
                                            -----------------------------------------------------------------------------------
OTHER ASSETS:
  Funds held for construction                  1,102              -                    -                   -              1,102
  Joint ventures                              10,181         13,285                    -                   -             23,466
  Investments                                144,588            295              101,386            (237,045)             9,224
  Goodwill, net                               15,254         18,045                    -                   -             33,299
  Notes receivable                                 -              -              189,134            (188,674)               460
  Deferred income taxes                            -          2,805                    -                   -              2,850
  Other                                        8,352          1,987                7,309                   -             17,648
                                            -----------------------------------------------------------------------------------
    Total other assets                       179,477         36,417              297,829            (425,719)            88,004
                                            -----------------------------------------------------------------------------------
  Total assets                              $318,871       $246,351             $362,180          $ (433,929)         $ 493,473

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt         $    555       $    123             $    408                   -          $   1,086
  Bank and other borrowings                        -         14,921                    -                   -             14,921
  Accounts payable                            27,113         36,988                2,057             (13,384)            52,774
  Accrued liabilities                         13,278         15,360                6,029                (315)            34,352
  Dividends payable                                -              -                  858                   -                858
                                            -----------------------------------------------------------------------------------
    Total current liabilities                 40,946         67,392                9,352             (13,699)           103,991
                                            -----------------------------------------------------------------------------------
LONG-TERM LIABILITIES
  Long-term debt, less current portion       204,435         45,387              205,448            (221,881)           233,389
  Pension obligations                            618          4,455               10,029                   -             15,102
  Deferred income taxes                            0          2,003                1,924                   -              3,927
  Minority interest                                -          1,637                    -                   -              1,637
                                            -----------------------------------------------------------------------------------
    Total long-term liabilities              205,053         53,482              217,401            (221,881)           254,055
                                            -----------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
  Common stock, $.50 par value;
    authorized 25,000,000;outstanding
    8,601,796 in 1996;8,579,976 in 1995            -         19,392                4,290             (19,392)             4,290
  Paid-in capital                                  -         78,633               64,381             (78,633)            64,381
  Retained earnings                           72,301         23,993               66,256             (96,294)            66,256
  Deferred compensation                            -              -                 (817)                  -               (817)
  Minimum pension liability adjustment             -              -                  (63)                  -                (63)
  Unrealized gain on securities available
    for sale                                       -              -                  827                   -                827
  Cumulative translation adjustments             571          3,459                  553              (4,030)               553
                                            -----------------------------------------------------------------------------------
    Total stockholders' equity                72,872        125,477              135,427            (198,349)           135,427
                                            -----------------------------------------------------------------------------------
    Total liabilities and shareholders'
     equity                                 $318,871       $246,351             $362,180           $(433,929)         $ 493,473
                                            ====================================================================================

                     WALBRO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS



                                                                                     March 31, 1996
                                                   --------------------------------------------------------------------------------
                                                                                        Walbro
                                                                                      Corporation      Consolidation
                                                      Guarantor      Nonguarantor      (Parent       and Elimination   Consolidated
                                                    Subsidiaries     Subsidiaries     Corporation)      Entries           Total
                                                   --------------    ------------    -------------   ---------------   ------------
                                                                               (in thousands, except share data)
                                                                                -------------------------------
NET SALES                                            $ 87,611         $  71,572        $     672        $  (6,889)     $152,966
COSTS AND EXPENSES:
  Cost of sales                                        70,900            59,607              560           (6,889)      124,178
  Selling, administration & other expenses              9,118             6,963            2,836                -        18,917
                                                     --------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                 7,593             5,002           (2,724)               -         9,871
OTHER EXPENSE (INCOME):
  Interest expense                                      3,964             1,790            4,875           (5,574)        5,055
  Interest income                                      (1,095)             (574)          (4,073)           5,574          (168)
  Foreign currency exchange loss(gain)                     (1)                -              186                -           185
  Other                                                     -                11                -                -            12
                                                     --------------------------------------------------------------------------
  Income before provision for income taxes,
    minority interest, equity in (income) loss
    of joint ventures and subsidiaries                  4,725             3,774           (3,712)               -         4,787
  Provision (credit) for income taxes                   1,707             1,099           (1,520)               -         1,286
  Minority Interest                                         -                98                -                -            98
  Equity in (income) loss of joint ventures              (338)             (793)               -                -        (1,131)
  Equity in (income) of subsidiaries                   (3,478)                -           (6,725)          10,203             -
                                                     --------------------------------------------------------------------------
  Net Income                                         $  6,834         $   3,370        $   4,533        $ (10,203)     $  4,534
                                                     ==========================================================================


                     WALBRO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                                                                       March 31, 1995
                                                       -----------------------------------------------------------------------------
                                                                                        Walbro
                                                                                      Corporation      Consolidation
                                                       Guarantor      Nonguarantor      (Parent       and Elimination   Consolidated
                                                       Subsidiaries   Subsidiaries    Corporation)      Entries              Total
                                                       ------------   ------------    ------------     --------------   ------------
                                                                               (in thousands, except share data)
NET SALES                                               $ 88,360         $ 19,098        $   912         $ (10,113)      $ 98,257
COSTS AND EXPENSES:
  Cost of sales                                           71,423           15,517            723           (10,113)        77,550
  Selling, administration & other expenses                 8,287              794          3,419                 -         12,500
                                                        ----------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                    8,650            2,787         (3,230)                -          8,207
OTHER EXPENSE (INCOME):
  Interest expense                                         1,371              406            727            (1,325)         1,179
  Interest income                                           (268)             (12)        (1,135)            1,325            (90)
  Foreign currency exchange loss(gain)                       (72)               5            388                 -            321
  Other                                                        -                -              -                 -              -
                                                        ----------------------------------------------------------------------------
  Income before provision for income taxes,
    minority interest, equity in (income) loss
    of joint ventures and subsidiaries                     7,619            2,388         (3,210)                -          6,797
  Provision (credit) for income taxes                      2,804              837         (1,087)                -          2,554
  Minority Interest                                            -              161              -                 -            161
  Equity in (income) loss of joint ventures                 (229)            (777)             -                 -         (1,006)
  Equity in (income) of subsidiaries                      (2,167)               -         (7,211)            9,378              -
                                                        ----------------------------------------------------------------------------
  Net Income                                            $  7,211         $  2,167        $ 5,088         $  (9,378)      $  5,088
                                                        ============================================================================


                     WALBRO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS



                                                                                     March 31, 1996
                                                       ---------------------------------------------------------------------------
                                                                                         Walbro
                                                                                       Corporation    Consolidation
                                                         Guarantor     Nonguarantor     (Parent      and Elimination  Consolidated
                                                       Subsidiaries    Subsidiaries    Corporation)      Entries         Total
                                                       ------------    ------------    -----------   --------------   ------------
                                                                             (in thousands, except share data)
                                                                              -------------------------------
Net cash provided by (used in) operating activities       $ 11,977         $   572       $ (21,814)      $     -       $  (9,265)
                                                          ----------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of plant and equipment                           (5,202)         (6,863)           (426)            -         (12,491)
  Acquisitions, net of cash acquired                             -               -               -             -               -
  Purchase of other assets                                    (200)           (178)           (326)            -            (704)
  Investment in joint ventures and other                    (6,287)          2,544           3,498             -            (245)
  Proceeds/(payments) of intercompany note receivable            -               -               -             -               -
  Proceeds from disposal of assets                               -               -               -             -               -
                                                          ----------------------------------------------------------------------
Net cash provided by(used in) investing activities         (11,689)         (4,497)          2,746             -         (13,440)
                                                          ----------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under revolving
    line-of-credit agreements                                    -           1,555          19,100             -          20,655
  Debt Repayments                                             (136)           (416)              -             -            (552)
  Proceeds from issuance of long-term debt                                                                     -               -
  Proceeds from issuance of common stock
    and options                                                  -               -             392             -             392
  Financing Fees Paid                                            -               -               -             -               -
  Cash dividends paid                                            -               -            (858)            -            (858)
                                                          ----------------------------------------------------------------------
Net cash provided by(used in) financing activities            (136)          1,139          18,634             -          19,637
                                                          ----------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH                                                           -            (357)            153             -            (204)
                                                          ----------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                152          (3,143)           (281)            -          (3,272)
CASH AT BEGINNING OF YEAR                                       75          19,219             498             -          19,792
                                                          ----------------------------------------------------------------------
CASH AT END OF PERIOD                                     $    227         $16,076       $     217       $     -       $  16,520
                                                          ======================================================================

                                      11

                     WALBRO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                                                                     March 31, 1995
                                                       ---------------------------------------------------------------------------
                                                                            Walbro
                                                                          Corporation       Consolidation
                                                         Guarantor         (Parent         and Elimination     Consolidated
                                                       Subsidiaries       Corporation)        Entries             Total
                                                       ------------       -----------      --------------      ------------
                                                                           (in thousands, except share data)
                                                                            -------------------------------
Net cash provided by (used in) operating activities      $  15,626         $ (8,337)          $      -          $    7,289
                                                         -----------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of plant and equipment                          (11,518)            (376)                 -             (11,896)
  Acquisitions, net of cash acquired                             0              105                  -                 105
  Purchase of other assets                                  (3,117)            (643)                 -              (3,760)
  Investment in joint ventures and other                      (924)           1,108                  -                 184
  Proceeds/(payments) of intercompany note receivable            -                -                  -                   -
  Proceeds from disposal of assets                               -               99                  -                  99
                                                         -----------------------------------------------------------------
Net cash provided by(used in) investing activities         (15,559)             291                  -             (15,268)
                                                         -----------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under revolving
    line-of-credit agreements                                    -            7,400                  -               7,400
  Debt Repayments                                             (123)             (15)                 -                (138)
  Proceeds from issuance of long-term debt                       -                -                  -                   -
  Proceeds from issuance of common stock
    and options                                                  -                -                  -                   -
  Financing Fees Paid                                            -                -                  -                   -
  Cash dividends paid                                            -             (857)                 -                (857)
                                                         -----------------------------------------------------------------
Net cash provided by(used in) financing activities            (123)           6,528                  -               6,405
                                                         -----------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH                                                           7                -                  -                   7
                                                         -----------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                (49)          (1,518)                 -              (1,567)
CASH AT BEGINNING OF YEAR                                       75            1,940                  -               2,015
                                                         -----------------------------------------------------------------
CASH AT END OF PERIOD                                    $      26         $    422           $      -          $      448
                                                         =================================================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             Results of Operations


     On July 27, 1995, the Company, through certain of its wholly-owned subsidiaries, acquired the Fuel Systems Business of Dyno Industrier A.S, Oslo, Norway ("Dyno"). Dyno supplies plastic fuel tanks to most European vehicle manufacturers through production facilities in Belgium, France, Germany, Norway, Spain and the United Kingdom. Dyno's sales, on a pro forma basis, were $210.2 million in 1995. Except as noted below, the results of operations for the three months ended March 31, 1996 include the results of Dyno while the results of operations for the three months ended March 31, 1995 exclude the results of Dyno.

THREE MONTHS ENDED MARCH 31, 1996 VS. THREE MONTHS ENDED MARCH 31, 1995

     Net sales in the first quarter of 1996 increased 55.6% to $153.0 million (including $54.1 million of sales from Dyno) compared to $98.3 million for the same period of 1995. Net sales in the first quarter of 1996 without Dyno sales increased 0.6%. Sales of automotive products increased 94.2% to $114.4 million for the first quarter of 1996 compared to $58.9 million for the same period of 1995 (2.4% increase without Dyno sales).

     Sales of automotive products were lower than expected for the first quarter of 1996 because of lower light vehicle production during the quarter in both North America and Europe. Production of light vehicles in North America was down 13.2% for the first quarter of 1996 (5.2 percentage points of which related to production lost during the General Motors strike), while production of light vehicles in Europe was down approximately 6% for the quarter. Sales of fuel modules to the Company's largest customer increased significantly primarily because of increased dollar content per unit while sales of fuel modules, fuel pumps and fuel rails to the Company's second largest customer declined because of the customer's lower production levels during the quarter and its increased in-house production. Stronger sales of light trucks during the quarter caused an overall increase in sales of fuel modules. Sales of the Company's new plastic fuel tanks manufactured in the U.S. contributed $0.6 million to the higher sales. Sales of plastic fuel tanks by Dyno in Europe for the first quarter of 1996 increased by 0.7% due to foreign currency exchange rates; without the currency effect sales would have decreased 1.1% for Dyno because of lower auto production.

     Sales of small engine products decreased 1.6% to $31.1 million for the first quarter of 1996 compared to $31.6 million for the same period in 1995. The decrease was the result of lower sales of both diaphragm and float feed carburetors. Sales of diaphragm carburetors declined primarily in Japan because of the lower yen-dollar exchange rate. The yen weakened by 12% against the dollar and represented 62% of the diaphragm carburetor sales decline with the remaining decline mostly caused by price reductions. Float feed carburetor sales in the U.S. declined for the first quarter of 1996 primarily because of the weaker market for marine engines. Increased sales of float feed carburetors from the Company's subsidiary in China and increased sales of ignition systems partially offset the decreases described above.

     Sales to the aftermarket decreased 15.7% to $5.9 million for the first quarter of 1996 compared to $7.0 million for the same period of 1995. Sales of small engine carburetors increased by 3.9% while sales of automotive products declined by 21.4% due to increased in-house production by one of the Company's aftermarket customers.

     Cost of sales for the first quarter of 1996 increased 60.1% to $124.2 million compared to $77.6 million for the same period of 1995 (1.1% increase without Dyno), while cost of sales as a percent of net sales was 81.2% (79.3% without Dyno) compared to 78.9% for the same 1995 period. Cost of sales as a percent of sales at Dyno was 84.7% for the first quarter of 1996. In automotive products (without Dyno), gross margin increased because of higher sales volumes of fuel modules partially offset by lower fuel pump and fuel rail volumes, as well as the effect of lower gross margins at Dyno. In small engine products, gross margin decreased because of lower prices of diaphragm carburetors and lower volumes of float feed carburetors in the U.S., partially offset by higher volumes of ignition systems products and float feed carburetors in China.

     Selling and administrative ("S & A") expenses increased 52.7% (increased 4.5% without Dyno) for the first quarter of 1996 compared to the first quarter of 1995. S & A increased as a percent of sales, without Dyno, (from 9.3% in the first quarter of 1995 to 9.6% for the first quarter of 1996) because of increased spending for the Company's new plastic fuel tank facility near Sao Paulo, Brazil, and its new diecast facility in Tucson, Arizona. Research and development ("R & D") expenses increased 47.5% (increased 2.3% without Dyno) as efforts were expanded to develop new products to meet EPA regulations for automotive evaporative emissions and for small engine exhaust emissions. R & D expenses in automotive were increased for development of plastic fuel tank programs and reduced for steel fuel rail programs.

     Interest expense increased substantially because of borrowings for the Dyno acquisition and increased borrowings for additional working capital and for capital expenditures. A description of the borrowings for the Dyno acquisition is provided under Liquidity and Capital Resources.

     Provision for income taxes was 49.6% lower for the first quarter of 1996 compared to the same period of 1995 because of lower taxable income and a lower effective tax rate of 26.9% compared to 37.6%. The lower effective tax rate for first quarter of 1996 resulted primarily from prior-year research and development tax credits which will be utilized throughout 1996.

     The equity in income from joint ventures in the first quarter of 1996 was $1.1 million versus the comparable period income of $1.0 million in 1995, because of increased profitability at Marwal Systems (France), Marwal Brasil and Mitsuba-Walbro Inc. (Japan) partially offset by start-up costs at Korea Automotive Fuel Systems Ltd.

     Net income for the first quarter of 1996 was $4.5 million, a decrease of 10.9% compared to $5.1 million for the same period last year, as a result of the reasons described above. Net income per share for the first quarter or 1996 was $.53 compared with $.59 for the same 1995 period.


                         Foreign Currency Transactions

     Approximately 50% of the Company's sales during the first three months of 1996 were derived from international manufacturing operations in Europe, Asia and Mexico. The financial position and the results of operations of the Company's subsidiaries in Europe (35% of sales), Japan (4% of sales) and China (1% of sales) are measured in local currency of the countries in which they operate and translated into U.S. dollars. The effects of foreign currency fluctuations in Europe, Japan and China are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which sales are generated and the reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar.

     For the Company's subsidiary in Singapore (3% of sales) the expenses are generally incurred in the local currency, but sales are generated in U.S. dollars; therefore, results of operations are more directly influenced by a weakening or strengthening of the local currency. The Company's subsidiary in Mexico (7% of sales) operates as a maquiladora, or contract manufacturer, where certain direct manufacturing expenses are incurred in the local currency and sales are generated in U.S. dollars. Thus, results of operations of the Company's subsidiary in Mexico are also more directly influenced by a weakening or strengthening of the local currency.

     Approximately 51% of the Company's assets at March 31, 1996, are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company's consolidated shareholders' equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar. In addition, the Company has equity investments in unconsolidated joint ventures in France, Brazil, Japan and Korea. The Company's reported income from these joint ventures will be higher or lower depending upon a weakening or strengthening of the U.S. dollar.

     The Company's strategy for management of currency risk relies primarily upon the use of forward currency exchange contracts to manage its exposure to foreign currency fluctuations related to its operations in foreign countries, to manage certain of its firm transaction commitments in foreign currencies and to hedge its equity investment in certain foreign joint ventures.

                        Liquidity and Capital Resources

     As of March 31, 1996, the Company had outstanding $12.5 million in short-term debt, including current portion of long-term debt, and $252.1 million in long-term debt. The approximate minimum principal payments required on the Company's long-term debt in each of the five fiscal years subsequent to December 31, 1995 are $1.1 million in 1996, $1.3 million in 1997, $7.9 million in 1998, $7.6 million in 1999, $64.6 million in 2000 and $152.0 million thereafter.

     The net purchase price of the acquisition of Dyno's Fuel Systems Business was approximately $114 million (approximately $130 million less approximately $16 million in cash acquired by the Company). The Company financed the acquisition through the combination of an issuance of $110 million in aggregate principal amount of its 9 7/8% Senior Notes due 2005 and a new $135 million secured Credit Facility with a group of commercial banks. At March 31, 1996, the Company had available to it approximately $50 million under the new Credit Facility.

     In the first three months of 1996, net working capital increased by $15.3 million and cash used for investing activities was $13.3 million. Financing activities provided $20.5 million with the remaining cash generated from operations. In the first three months of 1995, net working capital declined by $1.3 million while cash used for investing activities was $15.9 million. Financing activities provided $6.4 million with the remaining cash generated from operations.

     The Company's plans for 1996 capital expenditures for facilities, equipment and tooling total approximately $64 million, of which approximately $37 million represent expenditures for expansion. The major projects include new blow molding machines for plastic fuel tanks, expansion of the Ossian,

Indiana plant, new plants in Meriden, Connecticut, Belgium and Brazil, and an R & D center in France. The Company intends to finance the capital expenditures with the new Credit Facility and cash from operations.

     Management believes that the Company's long-term cash needs will continue to be provided principally by operating activities supplemented, to the extent required, by borrowing under the Company's existing and future credit facilities. Management expects to replace these credit facilities as they expire with comparable facilities.

     As of March 31, 1996, accounts receivable amounted to $135.0 million, an increase of $63.4 million, compared to $71.6 million at March 31, 1995. The acquisition of Dyno added $48.1 million of accounts receivable at March 31, 1996 while the remaining increase was due to longer collection periods due to revised payment terms with customers. The average collection period at March 31, 1996 was 73.2 days compared to the average collection period at March 31, 1995 of 63.2 days. The average collection period in calendar year 1995 was
66.4 days, compared to 62.3 days in 1994. Approximately 45% of the accounts receivable increase in 1995 was due to increased sales in 1995, while the remaining increase was due to longer collection periods. As of March 31, 1996, inventories amounted to $51.5 million, an increase of $17.3 million, compared to $34.2 million at March 31, 1995. The Dyno acquisition added $17.8 million of inventories at March 31, 1996.

  Safe Harbor Statement Under The Private Securities Litigation Reform Act of
                                     1995

     The statements contained in this discussion that are not historical facts are forward-looking statements subject to the safe harbor created by the Securities Litigation Reform Act of 1995. The Company cautions readers of this discussion that a number of important factors could cause the Company's actual consolidated results for 1996 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These important factors include, without limitation, changes in demand for automobiles and light trucks, relationships with significant customers, price pressures, the timing and structure of future acquisitions or dispositions, the integration of the Dyno acquisition into the Company's overall business, impact of environmental regulations, continued availability of adequate funding sources, currency and other risks inherent in international sales, and general economic and business conditions. These important factors and other factors which could affect the Company's results are more fully disclosed in the Company's filings with the Securities and Exchange Commission. Readers of this discussion are referred to such filings.

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

                                           WALBRO CORPORATION
                                           (Registrant)


Dated:  May 13, 1996                       /s/ L. E. Althaver
                                           -----------------------------------
                                           L. E. Althaver, Chairman, President
                                           and Chief Executive Officer



Dated:  May 13, 1996                       /s/Michael A. Shope
                                           -----------------------------------
                                           Michael A. Shope
                                           Chief Financial Officer and Treasurer