Form 10-Q
period 1996-06-30
WALBRO CORP
filed 1996-08-13
CIK 104174

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For The Quarterly Period ended June 30, 1996
                         Commission File Number 0-6955


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
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 1996


                      Common Stock (one class): 8,601,796

                                     PART I
                             FINANCIAL INFORMATION

                   ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

             INTRODUCTION TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated financial statements of Walbro Corporation and subsidiaries (the "Company") have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements of the Company should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1995.

     The financial information presented reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for interim periods presented. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                                   6/30/96                         12/31/95
                                                                   -------                         --------
ASSETS                                                           (Unaudited)
CURRENT ASSETS:
  CASH                                                        $      26,167                    $      19,792
  ACCOUNTS RECEIVABLE (NET)                                         133,097                          113,346
  INVENTORIES                                                        48,074                           50,723
  OTHER CURRENT ASSETS                                               11,425                           15,843
                                                              -------------                    -------------
    TOTAL CURRENT ASSETS                                            218,763                          199,704

PROPERTY, PLANT & EQUIPMENT:
  LAND, BUILDINGS & IMPROVEMENTS                                     65,704                           57,986
  MACHINERY & EQUIPMENT                                             254,382                          211,707
                                                              -------------                    -------------
    SUBTOTAL                                                        320,086                          269,693
  LESS: ACCUMULATED DEPRECIATION                                    (72,266)                         (63,928)
                                                              -------------                    -------------
    NET PROPERTY, PLANT & EQUIPMENT                                 247,820                          205,765

OTHER ASSETS:
  GOODWILL (NET)                                                     32,848                           33,299
  JOINT VENTURES, INVESTMENTS &
    OTHER                                                            52,648                           54,705
                                                              -------------                    -------------
    TOTAL OTHER ASSETS                                               85,496                           88,004
                                                              -------------                     ------------

    TOTAL ASSETS                                              $     552,079                     $    493,473
                                                              =============                     ============

The accompanying notes are an integral part of these consolidated balance sheets.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                   6/30/96                         12/31/95
                                                                   -------                         --------
LIABILITIES                                                      (Unaudited)
CURRENT LIABILITIES:
  CURRENT PORTION LONG-TERM DEBT                              $       5,148                    $       1,086
  NOTES PAYABLE-BANKS                                                 9,699                           14,921
  ACCOUNTS PAYABLE                                                   67,054                           52,774
  ACCRUED LIABILITIES                                                33,525                           35,210
                                                              -------------                    -------------
    TOTAL CURRENT LIABILITIES                                       115,426                          103,991

LONG-TERM LIABILITIES:
  LONG-TERM DEBT, NET OF CURRENT                                    276,960                          233,389
  OTHER LONG-TERM LIABILITIES                                        20,400                           20,666
                                                              -------------                    -------------
    TOTAL LONG-TERM LIABILITIES                                     297,360                          254,055

STOCKHOLDERS' EQUITY
COMMON STOCK, $.50 PAR VALUE;                                         4,301                            4,290
  AUTHORIZED 25,000,000;
  OUTSTANDING 8,601,796 IN 1996 AND
  8,579,976 IN 1995
PAID-IN CAPITAL                                                      64,762                           64,381
RETAINED EARNINGS                                                    73,895                           66,256
OTHER STOCKHOLDERS' EQUITY                                           (3,665)                             500
                                                              -------------                    -------------
    TOTAL STOCKHOLDERS' EQUITY                                      139,293                          135,427
                                                              -------------                    -------------

    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $     552,079                    $     493,473
                                                              =============                    =============

The accompanying notes are an integral part of these consolidated balance sheets.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

                                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                                   06/30/96       06/30/95      06/30/96     06/30/95
                                                   --------       --------      --------     --------
                                                          (Unaudited)                 (Unaudited)
NET SALES                                      $       155,086  $     90,034   $   308,052  $   188,291
COST OF SALES & EXPENSES:
   COST OF SALES                                       126,752        73,036       250,931      150,585
   SELLING AND ADMINISTRATIVE EXPENSES                  14,378         8,027        28,336       17,168
   RESEARCH & DEVELOPMENT EXPENSES                       3,489         3,302         8,447        6,662
                                               ---------------  ------------   -----------  -----------

OPERATING INCOME                                        10,467         5,669        20,338       13,876

OTHER EXPENSE (INCOME):
   INTEREST EXPENSE                                      5,538         1,486        10,593        2,665
   INTEREST INCOME                                        (456)          (37)         (624)        (127)
   OTHER (INCOME) EXPENSE                                 (180)           95            17          416
                                               ---------------  ------------   -----------  -----------
INCOME BEFORE INCOME TAXES, MINORITY
 INTEREST, AND JOINT VENTURES                            5,565         4,125        10,352       10,922


PROVISION FOR INCOME TAXES                               1,723         1,197         3,009        3,751
MINORITY INTEREST                                          112           161           210          322
EQUITY IN (INCOME) OF JOINT VENTURES                    (1,094)       (1,068)       (2,225)      (2,074)
                                               ---------------  ------------   -----------  -----------

NET INCOME                                     $         4,824  $      3,835   $     9,358  $     8,923
                                               ===============  ============   ===========  ===========

NET INCOME PER SHARE                                     $0.56         $0.45         $1.08        $1.04

AVERAGE SHARES OUTSTANDING                           8,658,608     8,601,645     8,645,755    8,599,490

The accompanying notes are an integral part of these consolidated statements.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; In thousands)                                                      SIX MONTHS ENDED
                                                                   6/30/96                         6/30/95
                                                                   -------                         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                  $       9,358                    $       8,923
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    DEPRECIATION & AMORTIZATION                                      13,878                            7,838
    (GAIN) LOSS ON DISPOSITION OF ASSETS                               (194)                             144
    MINORITY INTEREST                                                  (334)                             344
    (INCOME) OF JOINT VENTURES                                       (2,225)                          (2,074)
    CHANGES IN ASSETS AND LIABILITIES:
      DEFERRED INCOME TAXES                                             494                           (1,800)
      DEFERRED PENSION OBLIGATIONS & OTHER                              327                            2,098
      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                        8,783                            6,108
      ACCOUNTS RECEIVABLE, NET                                      (14,644)                            (197)
      INVENTORIES                                                     1,785                           (1,634)
      PREPAID EXPENSES AND OTHER                                       (209)                          (1,729)
                                                              -------------                    -------------
      TOTAL ADJUSTMENTS                                               7,661                            9,098
                                                              -------------                    -------------
    NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                                            17,019                           18,021

CASH FLOWS FROM INVESTING ACTIVITIES:
  PURCHASE OF FIXED ASSETS                                          (52,227)                         (20,730)
  ACQUISITIONS, NET OF CASH ACQUIRED                                      0                              105
  PURCHASE OF OTHER ASSETS                                           (1,380)                          (3,767)
  INVESTMENT IN JOINT VENTURES & OTHER                                 (259)                          (2,232)
  PROCEEDS FROM DISPOSAL OF ASSETS                                    3,148                              309
                                                              -------------                    -------------
    NET CASH USED IN INVESTING ACTIVITIES                           (50,718)                         (26,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
  NET BORROWINGS UNDER LINE-OF-CREDIT
    AGREEMENTS                                                       44,450                           10,787
  DEBT REPAYMENTS                                                    (1,347)                            (634)
  PROCEEDS FROM ISSUANCE OF
   COMMON STOCK & OPTIONS                                               392                                0
  CASH DIVIDENDS PAID                                                (1,718)                          (1,713)
                                                              -------------                    -------------
    NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                                           41,777                            8,440

  EFFECT OF EXCHANGE RATE CHANGES ON CASH                            (1,703)                          (1,267)
                                                              -------------                    -------------
  NET INCREASE (DECREASE) IN CASH                                     6,375                           (1,121)
  CASH BEGINNING BALANCE                                             19,792                            4,540
                                                              -------------                    -------------
  CASH ENDING BALANCE                                         $      26,167                    $       3,419
                                                              =============                    =============

The accompanying notes are an integral part of these consolidated statements.

                     WALBRO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                                                             As of June 30, 1996
                                                    --------------------------------------------------------------------------
                                                                                    Walbro
                                                                                  Corporation      Consolidation
                                                     Guarantor    Nonguarantor      (Parent       and Elimination  Consolidated
                                                    Subsidiaries  Subsidiaries    Corporation)        Entries          Total
                                                    ------------  ------------    ------------    ---------------  -----------
                                                                         (in thousands, except share data)
                                                                         ---------------------------------
ASSETS
CURRENT ASSETS
 Cash                                               $    206        $ 25,339         $    622       $     -           $ 26,167
 Accounts receivable, net                             73,895          58,251              958              (7)         133,097
 Inventories                                          23,142          23,553              716             663           48,074
 Prepaid expenses and other                          (71,525)           (603)          86,327          (8,011)           6,188
 Deferred and refundable income taxes                    353             820            4,064             -              5,237
                                                    --------------------------------------------------------------------------
   Total current assets                               26,071         107,360           92,687          (7,355)         218,763
                                                    --------------------------------------------------------------------------
PLANT AND EQUIPMENT, NET                             114,946         123,254            9,511             109          247,820
                                                    --------------------------------------------------------------------------
OTHER ASSETS:
 Funds held for construction                           1,102             -                -               -              1,102
 Joint ventures                                       11,291          15,545              -               -             26,836
 Investments                                         119,601          29,067          108,342        (250,470)           6,540
 Goodwill, net                                        15,026           7,101              (58)         10,779           32,848
 Notes receivable                                        -               -            197,947        (197,505)             442
 Deferred income taxes                                   -             1,813              -               -              1,813
 Other                                                 6,738           2,925            7,067            (815)          15,915
                                                    --------------------------------------------------------------------------
   Total other assets                                153,758          56,451          313,298        (438,011)          85,496
                                                    --------------------------------------------------------------------------
 Total assets                                       $294,775        $287,065         $415,496       $(445,257)        $552,079
                                                    ==========================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt                  $    555        $  4,185         $    408       $     -           $  5,148
 Bank and other borrowings                               -             9,699              -               -              9,699
 Accounts payable                                     25,699          46,390            7,580         (12,615)          67,054
 Accrued liabilities                                  15,945          13,963            4,216          (1,459)          32,665
 Dividends payable                                       -               -                860             -                860
                                                    --------------------------------------------------------------------------
   Total current liabilities                          42,199          74,237           13,064         (14,074)         115,426
                                                    --------------------------------------------------------------------------
LONG-TERM LIABILITIES
 Long-term debt, less current portion                169,416          86,273          250,068        (228,797)         276,960
 Pension obligations                                     410           3,692           11,047             -             15,149
 Deferred income taxes                                   -             2,004            2,024             -              4,028
 Minority interest                                       -             1,223              -               -              1,223
                                                    --------------------------------------------------------------------------
   Total long-term liabilities                       169,826          93,192          263,139        (228,797)         297,360
                                                    --------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
 Common stock, $.50 par value;
   authorized 25,000,000; outstanding
   8,601,796 in 1996; 8,579,976 in 1995                  -            19,392            4,301         (19,392)           4,301
 Paid-in capital                                         -            71,485           64,762         (71,485)          64,762
 Retained earnings                                    81,756          29,807           73,895        (111,563)          73,895
 Deferred compensation                                   -               -               (504)            -               (504)
 Minimum pension liability adjustment                    -               -                (63)            -                (63)
 Unrealized gain on securities available for sale        -               -              1,036             -              1,036
 Cumulative translation adjustments                      994          (1,048)          (4,134)             54           (4,134)
                                                    --------------------------------------------------------------------------
   Total stockholders' equity                         82,750         119,636          139,293        (202,386)         139,293
                                                    --------------------------------------------------------------------------
   Total liabilities and stockholders' equity       $294,775        $287,065         $415,496       $(445,257)        $552,079
                                                    ==========================================================================

                     WALBRO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS


                                                                         Six months ended June 30, 1996
                                                    --------------------------------------------------------------------------
                                                                                    Walbro
                                                                                  Corporation      Consolidation
                                                     Guarantor    Nonguarantor      (Parent       and Elimination  Consolidated
                                                    Subsidiaries  Subsidiaries    Corporation)        Entries          Total
                                                    ------------  ------------    ------------    ---------------  -----------
                                                                         (in thousands, except share data)
                                                                         ---------------------------------
NET SALES                                           $176,266        $145,079         $  1,240       $ (14,533)        $308,052
COSTS AND EXPENSES:
 Cost of sales                                       142,483         122,047              934         (14,533)         250,931
 Selling, administration & other expenses             18,743          12,444            5,596             -             36,783
                                                    --------------------------------------------------------------------------
OPERATING INCOME (LOSS)                               15,040          10,588           (5,290)            -             20,338
OTHER EXPENSE (INCOME):
 Interest expense                                      7,751           3,608           10,117         (10,883)          10,593
 Interest income                                      (2,147)         (1,346)          (8,014)         10,883             (624)
 Foreign currency exchange loss(gain)                   (137)             52              362             -                277
 Other                                                     3              11             (274)            -               (260)
                                                    --------------------------------------------------------------------------
 Income before provision for income taxes,
   minority interest, equity in (income) loss
   of joint ventures and subsidiaries                  9,570           8,263           (7,481)            -             10,352
 Provision (credit) for income taxes                   2,833           2,709           (2,533)            -              3,009
 Minority Interest                                       -               210              -               -                210
 Equity in (income) loss of joint ventures              (427)         (1,798)             -               -             (2,225)
 Equity in (income) of subsidiaries                   (7,383)            -            (14,306)         21,689              -
                                                    --------------------------------------------------------------------------
 Net Income                                         $ 14,547        $  7,142         $  9,358       $ (21,689)        $  9,358
                                                    ==========================================================================

                     WALBRO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                                                        Six months ended June 30, 1996
                                                    --------------------------------------------------------------------------
                                                                                    Walbro
                                                                                  Corporation      Consolidation
                                                     Guarantor    Nonguarantor      (Parent       and Elimination  Consolidated
                                                    Subsidiaries  Subsidiaries    Corporation)        Entries          Total
                                                    ------------  ------------    ------------    ---------------  -----------
                                                                         (in thousands, except share data)
                                                                         ---------------------------------
Net cash provided by (used in)
 operating activities                               $ 38,470        $ 30,674         $(52,125)      $     -           $ 17,019
                                                    --------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of plant and equipment                     (26,751)        (24,506)            (970)            -            (52,227)
 Acquisitions, net of cash acquired                      -               -                -               -                -
 Purchase of other assets                               (592)           (333)            (455)            -             (1,380)
 Investment in joint ventures and other              (11,147)          3,485            7,403             -               (259)
 Proceeds/(payments) of intercompany note rec.           -               -                -               -                -
 Proceeds from disposal of assets                        -               180            2,968             -              3,148
                                                    --------------------------------------------------------------------------
Net cash provided by (used in)
 investing activities                                (38,490)        (21,174)           8,946             -            (50,718)
                                                    --------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings (repayments) under revolving
   line-of-credit agreements                             -              (150)          44,600             -             44,450
 Debt repayments                                        (272)         (1,075)             -               -             (1,347)
 Proceeds from issuance of long-term debt                -               -                -               -                -
 Proceeds from issuance of common stock
   and options                                           -               -                392             -                392
 Financing fees paid                                     -               -                -               -                -
 Cash dividends paid                                     -               -             (1,718)            -             (1,718)
                                                    --------------------------------------------------------------------------
Net cash provided by(used in) financing activities      (272)         (1,225)          43,274             -             41,777
                                                    --------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON
 CASH                                                    423          (2,155)              29             -             (1,703)
                                                    --------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                          131           6,120              124             -              6,375
CASH AT BEGINNING OF YEAR                                 75          19,219              498             -             19,792
                                                    --------------------------------------------------------------------------
CASH AT END OF PERIOD                               $    206        $ 25,339         $    622       $     -           $ 26,167
                                                    ==========================================================================

                     WALBRO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                                                            As of December 31, 1995
                                                    --------------------------------------------------------------------------
                                                                                    Walbro
                                                                                  Corporation      Consolidation
                                                     Guarantor    Nonguarantor      (Parent       and Elimination  Consolidated
                                                    Subsidiaries  Subsidiaries    Corporation)        Entries          Total
                                                    ------------  ------------    ------------    ---------------  -----------
                                                                         (in thousands, except share data)
                                                                         ---------------------------------
ASSETS
CURRENT ASSETS
 Cash                                               $     75        $ 19,219         $    498       $     -           $ 19,792
 Accounts receivable, net                             20,598          51,455           49,116          (7,823)         113,346
 Inventories                                          24,416          25,342              965             -             50,723
 Prepaid expenses and other                            8,519           2,264              678            (495)          10,966
 Deferred and refundable income taxes                    349             464            4,064             -              4,877
                                                    --------------------------------------------------------------------------
   Total current assets                               53,957          98,744           55,321          (8,318)         199,704
                                                    --------------------------------------------------------------------------
PLANT AND EQUIPMENT, NET                              85,437         111,190            9,030             108          205,765
                                                    --------------------------------------------------------------------------
OTHER ASSETS:
 Funds held for construction                           1,102             -                -               -              1,102
 Joint ventures                                       10,181          13,285              -               -             23,466
 Investments                                         144,588             295          101,386        (237,045)           9,224
 Goodwill, net                                        15,254          18,045              -               -             33,299
 Notes receivable                                        -               -            189,134        (188,674)             460
 Deferred income taxes                                   -             2,805              -               -              2,805
 Other                                                 8,352           1,987            7,309             -             17,648
                                                    --------------------------------------------------------------------------
   Total other assets                                179,477          36,417          297,829        (425,719)          88,004
                                                    --------------------------------------------------------------------------
 Total assets                                       $318,871        $246,351         $362,180       $(433,929)        $493,473
                                                    ==========================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt                  $    555        $    123         $    408       $     -           $  1,086
 Bank and other borrowings                               -            14,921              -               -             14,921
 Accounts payable                                     27,113          36,988            2,057         (13,384)          52,774
 Accrued liabilities                                  13,278          15,360            6,029            (315)          34,352
 Dividends payable                                       -               -                858             -                858
                                                    --------------------------------------------------------------------------
   Total current liabilities                          40,946          67,392            9,352         (13,699)         103,991
                                                    --------------------------------------------------------------------------
LONG-TERM LIABILITIES
 Long-term debt, less current portion                204,435          45,387          205,448        (221,881)         233,389
 Pension obligations                                     618           4,455           10,029             -             15,102
 Deferred income taxes                                   -             2,003            1,924             -              3,927
 Minority interest                                       -             1,637              -               -              1,637
                                                    --------------------------------------------------------------------------
   Total long-term liabilities                       205,053          53,482          217,401        (221,881)         254,055
                                                    --------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
 Common stock, $.50 par value;
   authorized 25,000,000;outstanding
   8,601,796 in 1996;8,579,976 in 1995                   -            19,392            4,290         (19,392)           4,290
 Paid-in capital                                         -            78,633           64,381         (78,633)          64,381
 Retained earnings                                    72,301          23,993           66,256         (96,294)          66,256
 Deferred compensation                                   -               -               (817)            -               (817)
 Minimum pension liability adjustment                    -               -                (63)            -                (63)
 Unrealized gain on securities available for sale        -               -                827             -                827
 Cumulative translation adjustments                      571           3,459              553          (4,030)             553
                                                    --------------------------------------------------------------------------
   Total stockholders' equity                         72,872         125,477          135,427        (198,349)         135,427
                                                    --------------------------------------------------------------------------
   Total liabilities and stockholders' equity       $318,871        $246,351         $362,180       $(433,929)        $493,473
                                                    ==========================================================================

                     WALBRO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                                                       Six months ended June 30, 1995
                                                    --------------------------------------------------------------------------
                                                                                    Walbro
                                                                                  Corporation      Consolidation
                                                     Guarantor    Nonguarantor      (Parent       and Elimination  Consolidated
                                                    Subsidiaries  Subsidiaries    Corporation)        Entries          Total
                                                    ------------  ------------    ------------    ---------------  -----------
                                                                         (in thousands, except share data)
                                                                         ---------------------------------
NET SALES                                           $168,563        $ 37,888         $  1,814       $ (19,974)        $188,291
COSTS AND EXPENSES:
 Cost of sales                                       137,805          31,562            1,192         (19,974)         150,585
 Selling, administration & other expenses             14,910           2,144            6,780             -             23,834
                                                    --------------------------------------------------------------------------
OPERATING INCOME (LOSS)                               15,848           4,182           (6,158)            -             13,872
OTHER EXPENSE (INCOME):
 Interest expense                                      2,697             242            1,884          (2,165)           2,658
 Interest income                                        (556)            524           (2,253)          2,165             (120)
 Foreign currency exchange loss(gain)                    (84)              5              491             -                412
 Other                                                   -               -                -               -                -
                                                    --------------------------------------------------------------------------
 Income before provision for income taxes,
   minority interest, equity in (income) loss
   of joint ventures and subsidiaries                 13,791           3,411           (6,280)            -             10,922
 Provision (credit) for income taxes                   4,754           1,143           (2,146)            -              3,751
 Minority Interest                                       -               322              -               -                322
 Equity in (income) loss of joint ventures              (497)         (1,577)             -               -             (2,074)
 Equity in (income) of subsidiaries                   (3,523)            -            (13,057)         16,580              -
                                                    --------------------------------------------------------------------------
 Net Income                                         $ 13,057        $  3,523         $  8,923       $ (16,580)        $  8,923
                                                    ==========================================================================

                     WALBRO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                                                  Six months ended June 30, 1995
                                                    -----------------------------------------------------------
                                                                     Walbro                          Combined
                                                                   Corporation      Consolidation   Issuer and
                                                     Guarantor       (Parent       and Elimination   Guarantor
                                                    Subsidiaries   Corporation)        Entries         Total
                                                    ------------   ------------    ---------------  -----------
                                                                 (in thousands, except share data)
                                                                 ---------------------------------
Net cash provided by (used in)
 operating activities                               $ 28,755        $ (10,656)       $     -        $ 18,099
                                                    --------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of plant and equipment                     (18,315)            (960)             -         (19,275)
 Acquisitions, net of cash acquired                      -                105              -             105
 Purchase of other assets                             (3,362)            (368)             -          (3,730)
 Investment in joint ventures and other               (6,862)           1,108              -          (5,754)
 Proceeds/(payments) of intercompany note rec.           -                -                -             -
 Proceeds from disposal of assets                         89              198              -             287
                                                    --------------------------------------------------------
Net cash provided by (used in)
 investing activities                                (28,450)              83              -         (28,367)
                                                    --------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings (repayments) under revolving
   line-of-credit agreements                             -             11,000              -          11,000
 Debt repayments                                        (253)             (36)             -            (289)
 Proceeds from issuance of long-term debt                -                -                -             -
 Proceeds from issuance of common stock
   and options                                           -                -                -             -
 Financing fees paid                                     -                -                -             -
 Cash dividends paid                                     -             (1,713)             -          (1,713)
                                                    --------------------------------------------------------
Net cash provided by(used in) financing activities      (253)           9,251              -           8,998
                                                    --------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON
 CASH                                                      7              -                -               7
                                                    --------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                           59           (1,322)             -          (1,263)
CASH AT BEGINNING OF YEAR                                 75            1,940              -           2,015
                                                    --------------------------------------------------------
CASH AT END OF PERIOD                               $    134        $     618        $     -        $    752
                                                    ========================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             Results of Operations


     On July 27, 1995, the Company, through certain of its wholly-owned subsidiaries, acquired the Fuel Systems Business of Dyno Industrier A.S, Oslo, Norway ("Dyno" operating as Walbro Automotive Europe). Dyno supplies plastic fuel tanks to most European vehicle manufacturers through production facilities in Belgium, France, Germany, Norway, Spain and the United Kingdom. Dyno's sales, on a pro forma basis, were $210.2 million in 1995. Except as noted below, the results of operations for the three months and six months ended June 30, 1996 include the results of Dyno while the results of operations for the three months and six months ended June 30, 1995 exclude the results of Dyno.

THREE MONTHS ENDED JUNE 30, 1996 VS. THREE MONTHS ENDED JUNE 30, 1995

     Net sales in the second quarter of 1996 increased 72.3% to $155.1 million (including $54.7 million of sales from Dyno) compared to $90.0 million for the same period of 1995. Net sales in the second quarter of 1996 without Dyno sales increased 11.6%. Sales of automotive products increased 121.2% to $116.8 million for the second quarter of 1996 compared to $52.8 million for the same period of 1995 (17.6% increase without Dyno sales).

     Sales of automotive products increased for the second quarter of 1996 because of higher light vehicle production and sales during the quarter in both the U.S. and Europe. Sales of light vehicles in the U.S. increased 4.4% for the second quarter of 1996, while sales of vehicles in Europe increased 2.9% for the quarter. Sales of fuel modules to the Company's largest customer increased significantly because of higher production by the customer, additional applications and increased dollar content per unit, while sales of fuel modules and fuel pumps to the Company's second largest customer declined because of the customer's increased in-house production. Sales of plastic fuel tanks by Dyno in Europe for the second quarter of 1996 increased by 0.5%. Reported sales were depressed by lower European foreign currency exchange rates versus the dollar; without giving effect to this exchange rate change, Dyno's sales would have increased by 8.5%.

     Sales of small engine products increased 3.7% to $30.9 million for the second quarter of 1996 compared to $29.8 million for the same period in 1995. The increase was the result of increased sales of ignition systems (up 90.3%) due to new contracts with existing carburetor customers and increased carburetor sales in China (up 22.2%) because of the continued rapid growth of motorcycle sales in China. These increases were partially offset by lower sales of both diaphragm and float feed carburetors which were below normal seasonal levels due to poor weather conditions. The drought in the Southeast and Southwest U.S. and cold, wet spring conditions in other areas resulted in reduced demand for outdoor power equipment and marine products. Sales of diaphragm carburetors also declined in Japan because of the lower yen-dollar exchange rate. The sales in yen increased by 15.1% but the yen weakened by 27.4% against the dollar.

     Sales to the aftermarket decreased 9.1% to $6.0 million for the second quarter of 1996 compared to $6.6 million for the same period of 1995. Sales of small engine carburetor replacement parts decreased by 12.3% due to poor weather conditions and sales of automotive products declined by 7.5% because of increased in-house production by one of the Company's aftermarket customers.

     Cost of sales for the second quarter of 1996 increased 73.7% to $126.8 million compared to $73.0 million for the same period of 1995 (9.1% increase without Dyno), while cost of sales as a percent of net sales was 81.7% (79.3% without Dyno) compared to 81.1% for the same 1995 period. Cost of sales as a percent of sales at Dyno was 86.2% for the second quarter of 1996. For automotive products (without Dyno), gross margin increased because of higher sales volumes of fuel modules and fuel rails partially offset by lower fuel pump volumes. This increase was more than offset by the effect of lower gross margins at Dyno compared to U.S. automotive gross margins. In small engine products, gross margin increased primarily because of significantly higher volumes of ignition systems products.

     Selling and administrative ("S & A") expenses increased 79.1% (increased 24.9% without Dyno) for the second quarter of 1996 compared to the second quarter of 1995. S & A increased as a percent of sales, without Dyno, (from 9.1% in the second quarter of 1995 to 10.0% for the second quarter of 1996) because of start-up costs for the Company's new plastic fuel tank facility near Sao Paulo, Brazil; its new plastic fuel tank and plastic fuel rail facility in Meriden, Connecticut; its new carburetor facility in Tianjin, China; and its new diecast facility in Tucson, Arizona.

     Research and development ("R & D") expenses increased 5.7% (decreased 9.8% without Dyno). Approximately $1.5 million of expenses that would have been previously recorded as R & D were classified as Cost of Sales and S & A expenses during the second quarter. These expenses represented costs for product engineering and product testing. The level of effort expended to develop new products to meet EPA regulations for automotive evaporative emissions and for small engine exhaust emissions has not changed. R & D expenses in automotive were increased for development of plastic fuel tank programs and reduced for steel fuel rail programs.

     Interest expense increased substantially because of borrowings for the Dyno acquisition and increased borrowings for additional working capital required to support sales growth and for capital expenditures. A description of the borrowings for the Dyno acquisition is provided under Liquidity and Capital Resources.

     Provision for income taxes was 43.9% higher for the second quarter of 1996 compared to the same period of 1995 because of higher taxable income and a slightly higher effective tax rate.

     The equity in income from joint ventures in the second quarter of 1996 was $1.1 million and was approximately the same as the comparable period income in 1995. Increased income at Marwal Systems (France) and Mitsuba-Walbro Inc. (Japan) was partially offset by start-up costs at Marwal Mexico and Korea Automotive Fuel Systems Ltd.

     Net income for the second quarter of 1996 was $4.8 million, an increase of 25.8% compared to $3.8 million for the same period last year, as a result of the reasons described above. Net income per share for the second quarter of 1996 was $.56 compared with $.45 for the same 1995 period.

SIX MONTHS ENDED JUNE 30, 1996 VS. SIX MONTHS ENDED JUNE 30, 1995

     Net sales for the first six months of 1996 increased 63.6% to $308.1 million (including $108.8 million of sales from Dyno) compared to $188.3 million for the same period of 1995. Net sales for the first six months of 1996 without Dyno sales increased 5.8%. Sales of automotive products increased 107.0% to $231.2 million for the 1996 six-month period compared to $111.7 million for the same 1995 period (9.7% increase without Dyno sales). The increased automotive product sales were primarily the result of increased sales during the second quarter of 1996 for the reasons stated above.

     Sales of small engine products increased 0.9% to $61.9 million for the first six months of 1996 compared to $61.4 million for the same period of 1995. The increased small engine product sales were the result of increased sales of ignition systems products and carburetors in China mostly offset by declines in both diaphragm and float feed carburetors in the U.S. for the reasons stated above.

     Sales to the aftermarket decreased 11.8% to $12.0 million for the first six months of 1996 compared to $13.6 million for the same period of 1995. Sales decreased in all product areas during the first six months of 1996 for the reasons stated above.

     Cost of sales for the first six months of 1996 increased 66.6% to $250.9 million compared to $150.6 million for the same period of 1995 (4.9% increase without Dyno). Cost of sales as a percent of net sales was 81.5% (79.3% without Dyno) for the first six months of 1996 compared to 80.0% for the same period of 1995. The improved gross margin, without Dyno, for the first six months of 1996 was achieved in the second quarter for the reasons stated above, while the gross margin, without Dyno, declined slightly (0.4%) for the first quarter of 1996.

     S & A expenses increased by 65.1% (increased 15.1% without Dyno) for the first six months of 1996 compared to the same period of 1995. The increase in S & A expenses for the six-month period were due to the same reasons stated above for the second quarter of 1996. R & D expenses increased by 26.8% (decreased 3.7% without Dyno) for the first six months of 1996 compared to the same period of 1995. Most of the increase was incurred during the first quarter of 1996, while the second quarter increase was modest for the reasons stated above.

     The provision for income taxes was 16.1% lower for the first six months of 1996 compared to the same period of 1995 because of slightly lower taxable income and a lower effective tax rate of 29.7% for the 1996 six-month period compared to 35.4% for the same 1995 period. The lower effective tax rate resulted from additional research and development tax credits.

     The equity in income from joint ventures was $2.2 million for the first six months of 1996 compared to the 1995 income of $2.1 million for the same period because of the increased sales and improved profitability at Marwal Systems (France) and Mitsuba-Walbro (Japan) during the first six months of 1996 which more than offset the start-up costs at Korea Automotive Fuel Systems.

     Net income for the first six months of 1996 was $9.4 million, an increase of 4.9% compared to net income of $8.9 million for the same period of 1995. The increase was due to the reasons described above. Net income per share was $1.08 for the first six months of 1996 compared to $1.04 for the first six months of 1995.

                         Foreign Currency Transactions

     Approximately 50% of the Company's sales during the first six months of 1996 were derived from international manufacturing operations in Europe, Asia and Mexico. The financial position and the results of operations of the Company's subsidiaries in Europe (35% of sales), Japan (4% of sales) and

China (1% of sales) are measured in the local currency of the countries in which they operate and translated into U.S. dollars. The effects of foreign currency fluctuations in Europe, Japan and China are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which sales are generated and the reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar.

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

     Approximately 50% of the Company's assets at June 30, 1996, are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company's consolidated shareholders' equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar. In addition, the Company has equity investments in unconsolidated joint ventures in France, Brazil, Japan, Korea and Mexico. The Company's reported income from these joint ventures will be higher or lower depending upon a weakening or strengthening of the U.S. dollar.

     The Company's strategy for management of currency risk relies primarily upon the use of forward currency exchange contracts to manage its exposure to foreign currency fluctuations related to its operations in foreign countries, to manage certain of its firm transaction commitments in foreign currencies and to hedge its equity investment in certain foreign joint ventures.

                        Liquidity and Capital Resources

     As of June 30, 1996, the Company had outstanding $14.8 million in short-term debt, including current portion of long-term debt, and $277.0 million in long-term debt. The approximate minimum principal payments required on the Company's long-term debt in each of the five fiscal years subsequent to December 31, 1995 are $1.1 million in 1996, $1.3 million in 1997, $7.9 million in 1998, $7.6 million in 1999, $64.6 million in 2000 and $152.0 million thereafter.

     The net purchase price of the acquisition of Dyno's Fuel Systems Business was approximately $114 million (approximately $130 million less approximately $16 million in cash acquired by the Company). The Company financed the acquisition through the combination of an issuance of $110 million in aggregate principal amount of its 9 7/8% Senior Notes due 2005 and a new $135 million secured Credit Facility with a group of commercial banks. At June 30, 1996, the Company had available to it approximately $25 million under the new Credit Facility.

     In the first six months of 1996, net working capital increased by $7.6 million and cash used for investing activities was $50.7 million. Financing activities provided $43.5 million with the remaining cash generated from operations. In the first six months of 1995, net working capital increased by $6.3 million while cash used for investing activities was $26.3 million. Financing activities provided $10.2 million with the remaining cash generated from operations.

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

     As of June 30, 1996, accounts receivable amounted to $133.1 million, an increase of $63.1 million, compared to $70.0 million at June 30, 1995. The acquisition of Dyno added $43.6 million of accounts receivable at June 30, 1996 while the remaining increase was due to longer collection periods due to revised payment terms with certain customers. The average collection period at June 30, 1996 was 76.9 days compared to the average collection period at June 30, 1995 of 70.2 days. The average collection period in calendar year 1995 was 66.4 days, compared to 62.3 days in 1994. Approximately 45% of the accounts receivable increase in 1995 was due to increased sales in 1995, while the remaining increase was due to longer collection periods. As of June 30, 1996, inventories amounted to $48.1 million, an increase of $14.2 million, compared to $33.9 million at June 30, 1995. The Dyno acquisition added $16.2 million of inventories at June 30, 1996.

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

                                    PART II

                               OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of the Company was held on April 17,
1996.

(b) The Stockholders voted to elect three Class III directors to the Company's Board of Directors, with the following votes:


                                            Authority               Broker
Directors              For        Against   Withheld   Abstentions  Non-Votes
- ---------              ---        -------   ---------  -----------  ---------

William T. Bacon, Jr   7,054,920    ---       81,907       ---        ---
Frank E. Bauchiero     7,057,598    ---       79,229       ---        ---
Vernon E. Oechsle      7,061,742    ---       75,085       ---        ---


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

                                        WALBRO CORPORATION
                                           (Registrant)


Dated:  August 13, 1996                 /s/ L. E. Althaver
                                        -------------------------------------
                                        L. E. Althaver, Chairman, President
                                        and Chief Executive Officer




Dated:  August 13, 1996                 /s/Michael A. Shope
                                        -------------------------------------
                                        Michael A. Shope
                                        Chief Financial Officer and Treasurer

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

     This acquisition was accounted for as a purchase and, accordingly, the operating results of Dyno have been included in the accompanying financial statements since the date of the acquisition. The results of operations for the three months and six months ended June 30, 1996 include the results of Dyno while the results of operations for the three months and six months ended June 30, 1995 exclude the results of Dyno.

     Assuming the acquisition had taken place as of the beginning of 1995, the consolidated pro forma results of operations of the Company for the three months and six months ended June 30, 1995 would have been as follows, after giving effect to certain adjustments consisting principally of management's estimates of depreciation and amortization expense resulting from the market valuation of Dyno net assets acquired, interest expense on acquisition debt and related tax adjustments (Unaudited; in thousands, except per share data):


                           Three Months   Six Months
                           Ended 6/30/95  Ended 6/30/95
                           -------------  -------------

     Net Sales               $144,527        $296,123
     Net Income                 2,824           8,044
     Net Income Per Share        0.33            0.94



                                Exhibit Index
                                -------------




Exhibit
Number                     Description
- -------                    -----------

 27.1                   Financial Data Schedule