Form 10-Q
period 1996-09-30
WALBRO CORP
filed 1996-11-14
CIK 104174

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

               For The Quarterly Period ended September 30, 1996
                         Commission File Number 0-6955


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
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 11, 1996


                      Common Stock (one class): 8,637,003

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

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                              9/30/96           12/31/95
                                              -------           --------
ASSETS                                      (Unaudited)
CURRENT ASSETS:
  CASH                                      $    15,227      $    19,792
  ACCOUNTS RECEIVABLE (NET)                     140,784          113,346
  INVENTORIES                                    54,408           50,723
  OTHER CURRENT ASSETS                           16,565           15,843
                                            -----------      -----------
    TOTAL CURRENT ASSETS                        226,984          199,704

PROPERTY, PLANT & EQUIPMENT:
  LAND, BUILDINGS & IMPROVEMENTS                 63,387           57,986
  MACHINERY & EQUIPMENT                         272,913          211,707
                                            -----------      -----------
    SUBTOTAL                                    336,300          269,693
  LESS: ACCUMULATED DEPRECIATION                (76,044)         (63,928)
                                            -----------      -----------

    NET PROPERTY, PLANT & EQUIPMENT             260,256          205,765

OTHER ASSETS:
  GOODWILL (NET)                                 32,667           33,299
  JOINT VENTURES, INVESTMENTS & OTHER            54,951           54,705
                                            -----------      -----------

    TOTAL OTHER ASSETS                           87,618           88,004
                                            -----------      -----------
    TOTAL ASSETS                            $   574,858      $   493,473
                                            ===========      ===========

The accompanying notes are an integral part of these consolidated balance sheets.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                         9/30/96          12/31/95
                                                         -------          --------
LIABILITIES                                            (Unaudited)
CURRENT LIABILITIES:
  CURRENT PORTION LONG-TERM DEBT                      $        983      $     1,086
  NOTES PAYABLE-BANKS                                       14,385           14,921
  ACCOUNTS PAYABLE                                          76,396           52,774
  ACCRUED LIABILITIES                                       29,496           35,210
                                                      ------------      -----------
    TOTAL CURRENT LIABILITIES                              121,260          103,991

LONG-TERM LIABILITIES:
  LONG-TERM DEBT, NET OF CURRENT                           295,489          233,389
  OTHER LONG-TERM LIABILITIES                               18,126           20,666
                                                      ------------      -----------

    TOTAL LONG-TERM LIABILITIES                            313,615          254,055

STOCKHOLDERS' EQUITY
COMMON STOCK, $.50 PAR VALUE;                                4,301            4,290
  AUTHORIZED 25,000,000;
  OUTSTANDING 8,601,796 IN 1996 AND
  8,579,976 IN 1995
PAID-IN CAPITAL                                             64,762           64,381
RETAINED EARNINGS                                           75,380           66,256
OTHER STOCKHOLDERS' EQUITY                                  (4,460)             500
                                                      ------------      -----------
    TOTAL STOCKHOLDERS' EQUITY                             139,983          135,427
                                                      ------------      -----------

    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $    574,858      $   493,473
                                                      ============      ===========

The accompanying notes are an integral part of these consolidated balance sheets.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                              09/30/96     09/30/95       09/30/96    09/30/95
                                                              --------     --------       --------    --------
                                                                   (Unaudited)                (Unaudited)
NET SALES                                                    $  132,545  $   124,495    $   440,501  $  312,786

COST OF SALES & EXPENSES:
   COST OF SALES                                                111,116      105,444        361,951     256,030
   SELLING AND ADMINISTRATIVE EXPENSES                           11,078        8,438         39,415      25,604
   RESEARCH & DEVELOPMENT EXPENSES                                4,986        3,710         13,432      10,371
                                                             ----------  -----------    -----------  ----------
OPERATING INCOME                                                  5,365        6,903         25,703      20,781

OTHER EXPENSE (INCOME):
   INTEREST EXPENSE                                               5,059        4,461         15,652       7,127
   INTEREST INCOME                                                 (384)        (362)        (1,008)       (489)
   OTHER (INCOME) EXPENSE                                           (45)           9            (28)        425
                                                             ----------  -----------    -----------  ----------

INCOME BEFORE INCOME TAXES, MINORITY
 INTEREST, AND JOINT VENTURES                                       735        2,795         11,087      13,718


PROVISION FOR INCOME TAXES                                           23          895          3,032       4,646
MINORITY INTEREST                                                   110          149            320         472
EQUITY IN (INCOME) OF JOINT VENTURES                             (1,744)        (538)        (3,969)     (2,612)
                                                             ----------  -----------    -----------  ----------

NET INCOME                                                   $    2,346  $     2,289    $    11,704  $   11,212
                                                             ==========  ===========    ===========  ==========

NET INCOME PER SHARE                                              $0.27        $0.27          $1.35       $1.30

AVERAGE SHARES OUTSTANDING                                    8,645,041    8,610,864      8,642,598   8,599,392

The accompanying notes are an integral part of these consolidated statements.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; In thousands)                                                     NINE MONTHS ENDED
                                                                          9/30/96          9/30/95
                                                                          -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                           $     11,704      $    11,212
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    DEPRECIATION & AMORTIZATION                                              20,201           13,568
    (GAIN) LOSS ON DISPOSITION OF ASSETS                                        (94)             144
    MINORITY INTEREST                                                          (234)             479
    (INCOME) OF JOINT VENTURES                                               (3,969)          (2,612)
    (GAIN) ON BUSINESS INTERUPT INSURANCE                                                       (700)
    CHANGES IN ASSETS AND LIABILITIES:
      DEFERRED INCOME TAXES                                                     175             (393)
      DEFERRED PENSION OBLIGATIONS & OTHER                                   (1,498)           1,450
      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                               14,027           13,996
      ACCOUNTS RECEIVABLE, NET                                              (28,597)         (16,645)
      INVENTORIES                                                            (4,548)            (279)
      PREPAID EXPENSES AND OTHER                                             (5,894)          (2,497)
                                                                       ------------      -----------
      TOTAL ADJUSTMENTS                                                     (10,431)           6,511
                                                                       ------------      -----------
    NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                                                     1,273           17,723

CASH FLOWS FROM INVESTING ACTIVITIES:
  PURCHASE OF FIXED ASSETS                                                  (70,453)         (33,319)
  ACQUISITIONS, NET OF CASH ACQUIRED                                              0         (124,176)
  PURCHASE OF OTHER ASSETS                                                   (3,238)          (6,665)
  INVESTMENT IN JOINT VENTURES & OTHER                                         (259)          (5,634)
  PROCEEDS FROM DISPOSAL OF ASSETS                                            3,533              115
                                                                       ------------      -----------
    NET CASH USED IN INVESTING ACTIVITIES                                   (70,417)        (169,679)

CASH FLOWS FROM FINANCING ACTIVITIES:
  NET BORROWINGS UNDER LINE-OF-CREDIT
    AGREEMENTS                                                               68,692           62,321
  DEBT REPAYMENTS                                                                 0           (1,793)
  PROCEEDS FROM ISSUANCE OF DEBT                                                             110,526
  PROCEEDS FROM ISSUANCE OF
   COMMON STOCK & OPTIONS                                                       392              157
  CASH DIVIDENDS PAID                                                        (2,578)          (2,569)
                                                                       ------------      -----------
    NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                                                   66,506          168,642

  EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    (1,927)            (904)
                                                                       ------------      -----------
  NET INCREASE (DECREASE) IN CASH                                            (4,565)          15,782
  CASH BEGINNING BALANCE                                                     19,792            4,540
                                                                       ------------      -----------
  CASH ENDING BALANCE                                                  $     15,227      $    20,322
                                                                       =============     ===========

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

     This acquisition was accounted for as a purchase and, accordingly, the operating results of Dyno have been included in the accompanying financial statements since the date of the acquisition. The results of operations for the three months and nine months ended September 30, 1996 include the results of Dyno, while the results of operations for the three months and nine months ended September 30, 1995 only include the results of Dyno after July 27, 1995.

     Assuming the acquisition had taken place as of the beginning of 1995, the consolidated pro forma results of operations of the Company for the three months and nine months ended September 30, 1995 would have been as follows, after giving effect to certain adjustments consisting principally of management's estimates of depreciation and amortization expense resulting from the market valuation of Dyno net assets acquired, interest expense on acquisition debt and related tax adjustments (Unaudited; in thousands, except per share data):


                                     Three Months   Nine Months
                                     Ended 9/30/95  Ended 9/30/95
                                     -------------  -------------
               Net Sales             $138,338       $434,461
               Net Income               1,681          9,725
               Net Income Per Share       .19           1.13


                     WALBRO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                                                                   as of Sept. 30, 1996
                                                        ---------------------------------------------------------------------------
                                                                                          Walbro
                                                                                       Corporation    Consolidation
                                                         Guarantor     Nonguarantor      (Parent     and Elimination   Consolidated
                                                        Subsidiaries   Subsidiaries    Corporation)      Entries          Total
                                                        ------------   ------------    ------------  ---------------   ------------
                                                                            (in thousands, except share data)
ASSETS
CURRENT ASSETS
 Cash                                                     $     52       $ 11,893        $  3,282       $     -          $ 15,227
 Accounts receivable, net                                   82,170         58,093             521             -           140,784
 Inventories                                                25,206         26,354           2,501             347          54,408
 Prepaid expenses and other                                (83,059)        12,163          91,103          (9,070)         11,137
 Deferred and refundable income taxes                          561            803           4,064             -             5,428
                                                          -----------------------------------------------------------------------
   Total current assets                                     24,930        109,306         101,471          (8,723)        226,984
                                                          -----------------------------------------------------------------------
PLANT AND EQUIPMENT, NET                                   110,696        141,501           7,950             109         260,256
                                                          -----------------------------------------------------------------------
OTHER ASSETS:
 Funds held for construction                                 1,102            -               -               -             1,102
 Joint ventures                                             11,422         17,952             -               -            29,374
 Investments                                               122,532         29,063         111,536        (256,984)          6,147
 Goodwill, net                                              14,912          7,063             (87)         10,779          32,667
 Notes receivable                                              -              -           199,331        (198,595)            736
 Deferred income taxes                                         -              278             -               -               278
 Other                                                       8,403          2,794           6,931            (814)         17,314
                                                          -----------------------------------------------------------------------
   Total other assets                                      158,371         57,150         317,711        (445,614)         87,618
                                                          -----------------------------------------------------------------------
 Total assets                                             $293,997       $307,957        $427,132       $(454,228)       $574,858
                                                          =======================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt                        $    555       $     20        $    408       $     -          $    983
 Bank and other borrowings                                     -           14,385             -               -            14,385
 Accounts payable                                           29,442         55,865           4,260         (13,171)         76,396
 Accrued liabilities                                        11,287         15,807           3,106          (1,564)         28,636
 Dividends payable                                             -              -               860             -               860
                                                          -----------------------------------------------------------------------
   Total current liabilities                                41,284         86,077           8,634         (14,735)        121,260
                                                          -----------------------------------------------------------------------
LONG-TERM LIABILITIES
 Long-term debt, less current portion                      165,573         92,730         266,768        (229,583)        295,488
 Pension obligations                                           -            3,719           9,835             -            13,554
 Deferred income taxes                                         -            1,337           1,912             -             3,249
 Minority interest                                             -            1,324             -               -             1,324
                                                          -----------------------------------------------------------------------
   Total long-term liabilities                             165,573         99,110         278,515        (229,583)        313,615
                                                          -----------------------------------------------------------------------
STOCKHOLDERS' EQUITY
 Common stock, $.50 par value;
   authorized 25,000,000; outstanding
   8,601,796 in 1996; 8,579,976 in 1995                        -           19,403           4,301         (19,403)          4,301
 Paid-in capital                                               -           72,040          64,762         (72,040)         64,762
 Retained earnings                                          86,217         32,011          75,380        (118,228)         75,380
 Deferred compensation                                         -              -              (375)            -              (375)
 Minimum pension liability adjustment                          -              -               (63)            -               (63)
 Unrealized gain on securities available for sale              -              -               828             -               828
 Cumulative translation adjustments                            923           (684)         (4,850)           (239)         (4,850)
                                                          -----------------------------------------------------------------------
   Total stockholders' equity                               87,140        122,770         139,983        (209,910)        139,983
                                                          -----------------------------------------------------------------------
   Total liabilities and stockholders' equity             $293,997       $307,957        $427,132       $(454,228)       $574,858
                                                          =======================================================================

                     WALBRO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                                                                  as of December 31, 1995
                                                         ---------------------------------------------------------------------------
                                                                                           Walbro
                                                                                         Corporation    Consolidation
                                                         Guarantor       Nonguarantor      (Parent     and Elimination  Consolidated
                                                         Subsidiaries    Subsidiaries    Corporation)       Entries         Total
                                                         ------------    ------------    ------------  ---------------  ------------
                                                                             (in thousands, except share data)
ASSETS
CURRENT ASSETS
 Cash                                                      $     75        $ 19,219         $    498       $     -         $ 19,792
 Accounts receivable, net                                    20,598          51,455           49,116          (7,823)       113,346
 Inventories                                                 24,416          25,342              965             -           50,723
 Prepaid expenses and other                                   8,519           2,264              678            (495)        10,966
 Deferred and refundable income taxes                           349             464            4,064             -            4,877
                                                           ------------------------------------------------------------------------
   Total current assets                                      53,957          98,744           55,321          (8,318)       199,704
                                                           ------------------------------------------------------------------------
PLANT AND EQUIPMENT, NET                                     85,437         111,190            9,030             108        205,765
                                                           ------------------------------------------------------------------------
OTHER ASSETS:
 Funds held for construction                                  1,102             -                -               -            1,102
 Joint ventures                                              10,181          13,285              -               -           23,466
 Investments                                                144,588             295          101,386        (237,045)         9,224
 Goodwill, net                                               15,254          18,045              -               -           33,299
 Notes receivable                                               -               -            189,134        (188,674)           460
 Deferred income taxes                                          -             2,805              -               -            2,805
 Other                                                        8,352           1,987            7,309             -           17,648
                                                           ------------------------------------------------------------------------
   Total other assets                                       179,477          36,417          297,829        (425,719)        88,004
                                                           ------------------------------------------------------------------------
 Total assets                                              $318,871        $246,351         $362,180       $(433,929)      $493,473
                                                           ========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt                         $    555        $    123         $    408       $     -         $  1,086
 Bank and other borrowings                                      -            14,921              -               -           14,921
 Accounts payable                                            27,113          36,988            2,057         (13,384)        52,774
 Accrued liabilities                                         13,278          15,360            6,029            (315)        34,352
 Dividends payable                                              -               -                858             -              858
                                                           ------------------------------------------------------------------------
   Total current liabilities                                 40,946          67,392            9,352         (13,699)       103,991
                                                           ------------------------------------------------------------------------
LONG-TERM LIABILITIES
 Long-term debt, less current portion                       204,435          45,387          205,448        (221,881)       233,389
 Pension obligations                                            618           4,455           10,029             -           15,102
 Deferred income taxes                                          -             2,003            1,924             -            3,927
 Minority interest                                              -             1,637              -               -            1,637
                                                           ------------------------------------------------------------------------
   Total long-term liabilities                              205,053          53,482          217,401        (221,881)       254,055
                                                           ------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
 Common stock, $.50 par value;
   authorized 25,000,000; outstanding
   8,601,796 in 1996; 8,579,976 in 1995                         -            19,392            4,290         (19,392)         4,290
 Paid-in capital                                                -            78,633           64,381         (78,633)        64,381
 Retained earnings                                           72,301          23,993           66,256         (96,294)        66,256
 Deferred compensation                                          -               -               (817)            -             (817)
 Minimum pension liability adjustment                           -               -                (63)            -              (63)
 Unrealized gain on securities available for sale               -               -                827             -              827
 Cumulative translation adjustments                             571           3,459              553          (4,030)           553
                                                           ------------------------------------------------------------------------
   Total stockholders' equity                                72,872         125,477          135,427        (198,349)       135,427
                                                           ------------------------------------------------------------------------
   Total liabilities and stockholders' equity              $318,871        $246,351         $362,180       $(433,929)      $493,473
                                                           ========================================================================

                     WALBRO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                                                          Nine Months Ended Sept. 30, 1996
                                                     ---------------------------------------------------------------------------
                                                                                       Walbro
                                                                                    Corporation    Consolidation
                                                      Guarantor     Nonguarantor      (Parent     and Elimination   Consolidated
                                                     Subsidiaries   Subsidiaries    Corporation)      Entries          Total
                                                     ------------   ------------    ------------  ---------------   ------------
                                                                          (in thousands, except share data)
NET SALES                                              $249,705       $212,287        $  1,454        $(22,945)       $440,501
COSTS AND EXPENSES:
 Cost of sales                                          202,308        181,529           1,059         (22,945)        361,951
 Selling, administration & other expenses                27,176         18,104           7,567             -            52,847
                                                       -----------------------------------------------------------------------
OPERATING INCOME (LOSS)                                  20,221         12,654          (7,172)            -            25,703
OTHER EXPENSE (INCOME):
 Interest expense                                        11,400          4,321          15,735         (15,804)         15,652
 Interest income                                         (3,269)        (1,362)        (12,181)         15,804          (1,008)
 Foreign currency exchange loss(gain)                      (113)            37             208             -               132
 Other                                                       (7)           107            (260)            -              (160)
                                                       -----------------------------------------------------------------------
 Income before provision for income taxes,
   minority interest, equity in (income) loss
   of joint ventures and subsidiaries                    12,210          9,551         (10,674)            -            11,087
 Provision (credit) for income taxes                      3,244          3,559          (3,771)            -             3,032
 Minority Interest                                          -              320             -               -               320
 Equity in (income) loss of joint ventures                 (632)        (3,337)            -               -            (3,969)
 Equity in (income) of subsidiaries                      (9,411)          (336)        (18,607)         28,354             -
                                                       -----------------------------------------------------------------------
 Net Income                                            $ 19,009       $  9,345        $ 11,704        $(28,354)       $ 11,704
                                                       =======================================================================

                     WALBRO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                                                            Nine Months Ended Sept. 30, 1995
                                                      ----------------------------------------------------------------------------
                                                                                         Walbro
                                                                                       Corporation    Consolidation
                                                       Guarantor      Nonguarantor       (Parent     and Elimination  Consolidated
                                                      Subsidiaries    Subsidiaries    Corporation)       Entries          Total
                                                      ------------    ------------    ------------   ---------------  ------------
                                                                             (in thousands, except share data)
NET SALES                                               $248,449         $92,623          $ 1,474        $(29,760)      $312,786
COSTS AND EXPENSES:
 Cost of sales                                           203,974          81,102              714         (29,760)       256,030
 Selling, administration & other expenses                 22,744           4,575            8,656             -           35,975
                                                        ------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                   21,731           6,946           (7,896)            -           20,781
OTHER EXPENSE (INCOME):
 Interest expense                                          6,354           1,552            5,888          (6,667)         7,127
 Interest income                                          (1,775)            636           (6,017)          6,667           (489)
 Foreign currency exchange loss(gain)                       (123)             52              491             -              420
 Other                                                         3               2              -               -                5
                                                        ------------------------------------------------------------------------
 Income before provision for income taxes,
   minority interest, equity in (income) loss
   of joint ventures and subsidiaries                     17,272           4,704           (8,258)            -           13,718
 Provision (credit) for income taxes                       5,988           1,059           (2,859)            458          4,646
 Minority Interest                                           -               472              -               -              472
 Equity in (income) loss of joint ventures                  (414)         (2,198)             -               -           (2,612)
 Equity in (income) of subsidiaries                       (5,841)            -            (17,070)         22,911            -
                                                        ------------------------------------------------------------------------
 Net Income                                             $ 17,539         $ 5,371          $11,671        $(23,369)      $ 11,212
                                                        ========================================================================

                     WALBRO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                                                              Nine Months Ended Sept. 30, 1996
                                                        ---------------------------------------------------------------------------
                                                                                          Walbro
                                                                                       Corporation    Consolidation
                                                         Guarantor     Nonguarantor      (Parent     and Elimination   Consolidated
                                                        Subsidiaries   Subsidiaries    Corporation)      Entries          Total
                                                        ------------   ------------    ------------  ---------------   ------------
                                                                             (in thousands, except share data)
Net cash provided by (used in) operating activities        $38,282        $31,010        $(68,019)          $ -           $ 1,273
                                                           ----------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of plant and equipment                           (24,433)       (46,412)            392             -           (70,453)
 Acquisitions, net of cash acquired                            -              -               -               -               -
 Purchase of other assets                                   (2,301)          (438)           (499)            -            (3,238)
 Investment in joint ventures and other                    (13,744)         3,719           9,766             -              (259)
 Proceeds/(payments) of intercompany note rec.                 -              -               -               -               -
 Proceeds from disposal of assets                              -              385           3,148             -             3,533
                                                           ----------------------------------------------------------------------
Net cash provided by(used in) investing activities         (40,478)       (42,746)         12,807             -           (70,417)
                                                           ----------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings (repayments) under revolving
   line-of-credit agreements                                 2,173          5,228          61,291             -            68,692
 Debt repayments                                               -              -               -               -               -
 Proceeds from issuance of long-term debt                      -              -               -               -               -
 Proceeds from issuance of common stock
   and options                                                 -              -               392             -               392
 Financing fees paid                                           -              -               -               -               -
 Cash dividends paid                                           -              -            (2,578)            -            (2,578)
                                                           ----------------------------------------------------------------------
Net cash provided by(used in) financing activities           2,173          5,228          59,105             -            66,506
                                                           ----------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON
 CASH                                                          -             (818)         (1,109)            -            (1,927)
                                                           ----------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                (23)        (7,326)          2,784             -            (4,565)
CASH AT BEGINNING OF YEAR                                       75         19,219             498             -            19,792
                                                           ----------------------------------------------------------------------
CASH AT END OF PERIOD                                      $    52        $11,893        $  3,282           $ -           $15,227
                                                           ======================================================================

                     WALBRO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                                                               Nine Months Ended Sept. 30, 1995
                                                         --------------------------------------------------------------------------
                                                                                           Walbro
                                                                                         Corporation   Consolidation
                                                          Guarantor      Nonguarantor      (Parent    and Elimination  Consolidated
                                                         Subsidiaries    Subsidiaries   Corporation)      Entries          Total
                                                         ------------    ------------   ------------  ---------------  ------------
                                                                                (in thousands, except share data)
Net cash provided by (used in) operating activities        $ 75,694         $13,549         $(50,359)       $(21,161)     $  17,723
                                                           ------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of plant and equipment                            (29,810)         (2,873)            (636)            -          (33,319)
 Acquisitions, net of cash acquired                        (138,378)         14,262              (60)            -         (124,176)
 Purchase of other assets                                    (3,857)          2,190           (4,998)            -           (6,665)
 Investment in joint ventures and other                     (11,038)            194          (15,961)         21,171         (5,634)
 Proceeds/(payments) of intercompany note rec.                  -               -                -               -              -
 Proceeds from disposal of assets                               107               7                1             -              115
                                                           ------------------------------------------------------------------------
Net cash provided by(used in) investing activities         (182,976)         13,780          (21,654)         21,171       (169,679)
                                                           ------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings (repayments) under revolving
   line-of-credit agreements                                    -              (545)          62,866             -           62,321
 Debt repayments                                               (383)         (1,410)             -               -           (1,793)
 Proceeds from issuance of long-term debt                   107,665             111            2,750             -          110,526
 Proceeds from issuance of common stock
   and options                                                   -               -               157             -              157
 Financing fees paid                                             -               -               -               -              -
 Cash dividends paid                                             -               -            (2,569)            -           (2,569)
                                                           ------------------------------------------------------------------------
Net cash provided by(used in) financing activities          107,282          (1,844)          63,204             -          168,642
                                                           ------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON
 CASH                                                           -              (894)             -               (10)          (904)
                                                           ------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                 -            24,591           (8,809)            -           15,782
CASH AT BEGINNING OF YEAR                                        75           2,525            1,940             -            4,540
                                                           ------------------------------------------------------------------------
CASH AT END OF PERIOD                                      $     75         $27,116         $ (6,869)       $    -        $  20,322
                                                           ========================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             Results of Operations


     On July 27, 1995, the Company, through certain of its wholly-owned subsidiaries, acquired the Fuel Systems Business of Dyno Industrier A.S, Oslo, Norway ("Dyno" operating as Walbro Automotive Europe "WAE"). WAE supplies plastic fuel tanks to most European vehicle manufacturers through production facilities in Belgium, France, Germany, Norway, Spain and the United Kingdom. Dyno's sales, on a pro forma basis, were $210.2 million in 1995. Except as noted below, the results of operations for the three months and nine months ended September 30, 1996 include the results of WAE, while the results of operations for the three months and nine months ended September 30, 1995 only include the results of WAE after July 27, 1995.

THREE MONTHS ENDED SEPTEMBER 30, 1996 VS. THREE MONTHS ENDED SEPTEMBER 30, 1995

     Net sales in the third quarter of 1996 increased 6.4% to $132.5 million compared to $124.5 million for the same period of 1995. Sales of automotive products increased 5.9% to $98.6 million for the third quarter of 1996 compared to $93.1 million for the same period of 1995, primarily because of the inclusion of Dyno sales in the WAE results for the entire 1996 period. Sales at WAE were $49.2 million in the third quarter of 1996 compared to $35.2 million for the two months in the third quarter of 1995.

     Sales of automotive products excluding WAE declined 14.7% to $49.4 million in the third quarter of 1996 compared to $57.9 million for the same period of 1995 due to lower sales of fuel pumps and fuel modules to the Company's second largest customer because of the customer's increased in-house production.
Sales to this customer in the third quarter of 1996 declined $12.4 million to $10.0 million and this level is expected to continue in the fourth quarter of 1996. These reduced sales were partially offset by increased sales of fuel modules to the Company's largest customer because of higher production by the customer, sales of additional applications to that customer and increased dollar content per vehicle produced by that customer.

     Sales of small engine products increased 7.2% to $26.8 million for the third quarter of 1996 compared to $25.0 million for the same period in 1995. $1.2 million of the increase was the result of increased sales of ignition systems (up 56.7%) due to new contracts with existing customers and $0.6 million of the increase was due to increased carburetor sales in China (up 49.9%) because of the continued rapid growth of the sale of two-wheeled vehicles on which the Company's carburetors were used. Sales of carburetors in the U.S. were flat for the third quarter. Increased sales of float feed carburetors were offset by lower sales of diaphragm carburetors during the quarter. Sales of diaphragm carburetors were below normal seasonal levels due to poor weather conditions. The drought in the Southeast and Southwest U.S. and cold, wet spring conditions in other areas resulted in reduced demand for handheld power equipment. Sales of diaphragm carburetors also declined in Japan by 18.5% because of lower demand and because of the lower yen-dollar exchange rate. The sales in yen for the third quarter of 1996 decreased by 8.6% and the yen weakened by 9.9% against the dollar compared to the same period in 1995.

     Sales to the aftermarket increased 12.5% to $6.3 million for the third quarter of 1996 compared to $5.6 million for the same period in 1995. Sales of aftermarket products were low in the third quarter of 1995 because of a fire in the aftermarket distribution center.

     Cost of sales for the third quarter of 1996 increased 5.4% to $111.1 million compared to $105.4 million for the same period of 1995, while cost of sales as a percent of net sales improved to 83.8% compared to 84.7% for the same 1995 period. Cost of sales as a percent of sales at WAE was 89.8% for the third quarter of 1996 compared to 91.4% for the two months ended September 30, 1995. For automotive products, gross margin increased because of higher sales volumes of fuel tanks and fuel rails, partially offset by lower fuel pump and fuel module volumes. In small engine products, gross margin decreased primarily because of lower diaphragm carburetor volume, partially offset by higher volume of ignition system products.

     Selling and administrative ("S & A") expenses increased 27.1% (increased 12.5% without WAE) for the third quarter of 1996 compared to the third quarter of 1995. S & A increased as a percent of sales (from 7.0% in the third quarter of 1995 to 8.4% for the third quarter of 1996) because of start-up costs for the Company's new plastic fuel tank facility near Sao Paulo, Brazil; its new carburetor facility in Tianjin, China; and its new diecast facility in Tucson, Arizona. S & A for WAE includes operations for three months in the third quarter of 1996 versus two months for the 1995 period.

     Research and development ("R & D") expenses increased 34.4% (increased
6.3% without WAE). Most of the increased R & D expenses were incurred by WAE as increased levels of R & D were required to support new plastic tank programs. The level of effort expended to develop new products to meet U.S. EPA regulations for automotive evaporative emissions and for small engine exhaust emissions has not changed.

     Interest expense increased because of borrowings for the WAE acquisition and increased borrowings for additional working capital required to support sales growth and for capital expenditures. A description of the borrowings for the WAE acquisition is provided under Liquidity and Capital Resources.

     Provision for income taxes was lower for the third quarter of 1996 compared to the same period in 1995 because of lower taxable income and a reduced year-to-date effective tax rate resulting from research and development tax credits. The tax rate is expected to stay at the lower level in the fourth quarter of 1996.

     The equity in income from joint ventures in the third quarter of 1996 was $1.7 million, $1.2 million higher than the comparable period in 1995. Stronger European auto market sales and increased sales in South America caused increased income at Marwal Systems (France) and Marwal Brasil, respectively.

     Net income for the third quarter of 1996 was $2.35 million, an increase of 2.6% compared to $2.29 million for the same period last year, as a result of the reasons described above. Net income per share for the third quarter of both 1996 and 1995 was $.27.

NINE MONTHS ENDED SEPTEMBER 30, 1996 VS. NINE MONTHS ENDED SEPTEMBER 30, 1995

     Net sales for the first nine months of 1996 increased 40.8% to $440.5 million compared to $312.8 million for the same period of 1995. WAE sales for the first nine months of 1996 were $158.0 compared to $35.2 million for the same period of 1995 which included sales for only two months during the period. Net sales for the first nine months of 1996 excluding WAE sales in both periods increased 1.8%. Sales of automotive products increased 61.0% to $329.8 million for the 1996 nine month period compared to $204.8 million for the same 1995 period (1.3% increase excluding WAE sales). The increased automotive product sales, excluding WAE sales, were primarily the result of increased sales during the second quarter of 1996, partially offset by lower sales during the third quarter of 1996 for the reasons stated above.

     Sales of small engine products increased 2.7% to $88.7 million for the first nine months of 1996 compared to $86.4 million for the same period of 1995. The increased small engine product sales were the result of increased sales of ignition systems products and carburetors in China, mostly offset by declines in diaphragm carburetors in the U.S. and Japan for the reasons stated above.

     Sales to the aftermarket decreased 4.7% to $18.3 million for the first nine months of 1996 compared to $19.2 million for the same period of 1995. Sales of automotive products declined during the first six months of 1996 because of increased in-house production by one of the Company's aftermarket customers.

     Cost of sales for the first nine months of 1996 increased 41.4% to $362.0 million compared to $256.0 million for the same period of 1995 (0.5% increase without WAE). Cost of sales as a percent of net sales was 82.2% (79.6% without
WAE) for the first nine months of 1996 compared to 81.9% for the same period of 1995. The improved gross margin, without WAE, for the first nine months of 1996 was achieved in the second and third quarters for the reasons stated above.

     S & A expenses increased by 52.3% (increased 14.3% without WAE) for the first nine months of 1996 compared to the same period of 1995. The increase in S & A expenses for the nine month period was due to the same reasons stated above for the third quarter of 1996. R & D expenses increased by 29.5% (decreased 0.2% without WAE) for the first nine months of 1996 compared to the same period of 1995 for the reasons stated above.

     The provision for income taxes was 34.7% lower for the first nine months of 1996 compared to the same period of 1995 because of lower taxable income and a lower effective tax rate of 28.2% for the 1996 nine month period compared to 35.1% for the same 1995 period. The lower effective tax rate resulted from research and development tax credits.

     The equity in income from joint ventures was $4.0 million for the first nine months of 1996 compared to the 1995 income of $2.6 million for the same period because of the increased sales and improved profitability at Marwal Systems (France), Marwal Brasil and Mitsuba-Walbro (Japan) during the first nine months of 1996 which more than offset the start-up costs at Korea Automotive Fuel Systems.

     Net income for the first nine months of 1996 was $11.7 million, an increase of 4.4% compared to net income of $11.2 million for the same period of 1995. The increase was due to the reasons described above. Net income per share was $1.35 for the first nine months of 1996 compared to $1.30 for the first nine months of 1995.


                         Foreign Currency Transactions

     Approximately 51% of the Company's sales during the first nine months of 1996 were derived from international manufacturing operations in Europe, Asia and Mexico. The financial position and the results of operations of the Company's subsidiaries in Europe (36% of sales), Japan (4% of sales) and China (1% of sales) are measured in the local currency of the countries in which they operate and translated into U.S. dollars. The effects of foreign currency fluctuations in Europe, Japan and China are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which sales are generated and the reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar.

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

     Approximately 46% of the Company's assets at September 30, 1996, are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company's consolidated shareholders' equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar. In addition, the Company has equity investments in unconsolidated joint ventures in France, Brazil, Japan, Korea and Mexico. The Company's reported income from these joint ventures will be higher or lower depending upon a weakening or strengthening of the U.S. dollar.

     The Company's strategy for management of currency risk relies primarily upon the use of forward currency exchange contracts to manage its exposure to foreign currency fluctuations related to its operations in foreign countries, to manage certain of its firm transaction commitments in foreign currencies and to hedge its equity investment in certain foreign joint ventures.

                        Liquidity and Capital Resources

     As of September 30, 1996, the Company had outstanding $15.4 million in short-term debt, including current portion of long-term debt, and $295.5 million in long-term debt. The approximate minimum principal payments required on the Company's long-term debt in each of the five fiscal years subsequent to December 31, 1995 are $1.1 million in 1996, $1.3 million in 1997, $7.9 million in 1998, $7.6 million in 1999, $64.6 million in 2000 and $152.0 million thereafter.

     The net purchase price of the acquisition of Dyno's Fuel Systems Business was approximately $114 million (approximately $130 million less approximately $16 million cash acquired by the Company). The Company financed the acquisition through the combination of an issuance of $110 million in aggregate principal amount of its 9 7/8% Senior Notes due 2005 and a new

$135 million secured Credit Facility with a group of commercial banks. At September 30, 1996, the Company had available to it approximately $9 million under the Credit Facility.

     In the first nine months of 1996, net working capital increased by $10.0 million and cash used for investing activities was $70.4 million. Financing activities provided $66.5 million with the remaining cash generated from operations. In the first nine months of 1995, net working capital increased by $3.9 million, net of acquisition, while cash used for investing activities was $169.8 million. Financing activities provided $168.6 million with the remaining cash generated from operations.

     The Company's plans for 1996 capital expenditures for facilities, equipment and tooling total approximately $80 million, of which approximately $70 million has been spent in the first nine months of 1996. The major projects include new blow molding machines for plastic fuel tanks, expansion of the Ossian, Indiana plant and new plants in Meriden, Connecticut, Belgium and Brazil. The Company intends to finance the remaining capital expenditures with the new Credit Facility and cash from operations.

     Management believes that the Company's long-term cash needs will continue to be provided principally by operating activities supplemented, to the extent required, by borrowing under the Company's existing and future credit facilities. Management expects to replace these credit facilities as they expire with comparable facilities.

     As of September 30, 1996, accounts receivable amounted to $140.8 million, an increase of $9.9 million, compared to $130.9 million at September 30, 1995. The increase was due to longer collection periods due to revised payment terms with certain customers. The average collection period at September 30, 1996 was 89.2 days compared to the average collection period at September 30, 1995 of 77.8 days.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     The statements contained in this discussion that are not historical facts are forward-looking statements subject to the safe harbor created by the Securities Litigation Reform Act of 1995. The Company cautions readers of this discussion that a number of important factors could cause the Company's actual consolidated results for 1996 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These important factors include, without limitation, changes in demand for automobiles and light trucks, relationships with significant customers, price pressures, the timing and structure of future acquisitions or dispositions, the integration of the Dyno acquisition into the Company's overall business, impact of environmental regulations, continued availability of adequate funding sources, currency and other risks inherent in international sales, and general economic and business conditions. These important factors and other factors which would affect the Company's results are more fully disclosed in the Company's filings with the Securities and Exchange Commission. Readers of this discussion are referred to such filings.

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

                                        WALBRO CORPORATION
                                        (Registrant)



Dated:  November 13, 1996               /s/ L. E. Althaver
                                        -------------------------------------
                                        L. E. Althaver, Chairman and
                                        Chief Executive Officer



Dated:  November 13, 1996               /s/ Michael A. Shope
                                        -------------------------------------
                                        Michael A. Shope
                                        Chief Financial Officer and Treasurer

                                Exhibit Index
                                -------------


Exhibit No.             Description
-----------             -----------

    27                  Financial Data Schedule