Form 10-K
period 1996-12-31
WALBRO CORP
filed 1997-03-28
CIK 104174

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ---------------------

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1996
                         Commission File Number 0-6955
                            ---------------------


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

                             Yes   /X/   No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the registrant's Common Stock on March 20, 1997.

                                  $145,167,210

         The number of shares outstanding of the registrant's Common Stock, par value $.50, as of March 20, 1997.

                                   8,652,737

                            ---------------------

                     DOCUMENTS INCORPORATED BY REFERENCE

         Certain sections of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996 and of the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on April 30, 1997 are incorporated by reference into Parts II and III of this report.

                                     PART I

ITEM 1.  BUSINESS
GENERAL
     Walbro Corporation is a global leader in the design, development and manufacture of precision fuel storage and delivery systems and products for automotive and small engine markets worldwide. The Company manufactures plastic fuel tanks, fuel pumps, fuel modules, fuel rails and fuel level sensors for sale to automotive original equipment manufacturers ("OEMs"). Products manufactured for the small engine market include carburetors and ignitions for chain saws, outboard marine engines, two-wheeled vehicles, industrial engines and lawn and garden equipment, such as lawn mowers and weed trimmers. From 1990 to 1996, the Company increased net sales at the compound rate of approximately 23% per year. This growth was primarily due to acquisitions, the introduction of new automotive products, penetration of additional automotive platforms and a recovery in the small engine industry. The Company had net sales of $585.4 million in 1996.

     Approximately 75% of the Company's net sales for 1996 were attributable to the global automotive industry. The Company designs, develops and manufactures fuel storage and delivery systems and components for a broad range of U.S. and foreign manufacturers of passenger automobiles and light trucks (including minivans). The Company and its joint ventures hold a strong market position in North America, Europe and South America and a growing market presence in Asia. In July 1995, the Company substantially expanded its European automotive business by acquiring the fuel systems business of Dyno Industrier A.S ("Dyno"), of Oslo, Norway (the "Dyno Acquisition"). In 1996, management estimates that the Company supplied Chrysler with approximately three-quarters of its fuel pump and fuel module requirements, including all requirements for Chrysler's passenger cars and minivans and approximately one-half the requirements for Chrysler's light trucks. In addition, the Company manufactures fuel pumps, fuel modules and fuel rails for a number of Ford's passenger cars, minivans and light trucks. Management believes that the Company manufactures substantially all of the fuel tank systems for Saab and Volvo light vehicles and all of the fuel tanks for the Mercedes-Benz C Class, Volkswagen Polo and Renault Twingo. Other automotive customers of the Company and its joint ventures, include Audi, Daewoo, Fiat, General Motors, Hyundai, Kia, Nedcar, Peugeot and Rover.

     Approximately 25% of the Company's net sales for 1996 were attributable to the global small engine industry. The Company designs, develops and manufactures diaphragm carburetors for portable engines (such as those used in chain saws and weed trimmers), float feed carburetors for ground supported engines (such as those used in lawn mowers and marine engines) and ignition systems and other components for a variety of small engine products. The Company believes that it is the world's largest independent manufacturer of small engine carburetors, with an approximate 75% share of the global diaphragm carburetor market including sales to leading chain saw and weed trimmer manufacturers such as Poulan/Weedeater, Deere and Company (Homelite), Stihl Incorporated, McCulloch Corporation, Ryobi Ltd. and Kioritz (Echo) Corporation. The Company believes it has an approximate 10% share of the global float feed carburetor market, including sales to Briggs & Stratton Corporation, the world's largest small engine manufacturer, Kohler Company, Tecumseh Products Co., and Mercury Marine, a major manufacturer of outboard marine engines. The Company produces substantial volumes of float feed carburetors for the Chinese two-wheeled vehicle market. The Company also manufactures replacement products for both the automotive and small engine aftermarkets, sales of which are included within its small engine product business.

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

     Purchase of Integrated Systems. Automotive OEMs are relying increasingly on suppliers who can provide entire systems rather than a number of different parts. OEMs can reduce their own internal engineering efforts and the number of suppliers by purchasing systems rather than components. Management believes the engineering and technological challenges facing systems suppliers will continue to grow as these systems become more complex. To strengthen the Company's position as a major supplier of automotive fuel systems, the Company is investing in its engineering and testing capabilities and actively pursuing its systems philosophy. The Company believes that the systems approach is being adopted outside North America and that the Company will be able to provide systems to the European market in the future.

     Globalization of the OEM Supplier Base. Several OEMs, including Ford, General Motors and Volkswagen, are introducing automobile models which are designed for the world automotive market ("World Cars"). This departure from the historical practice of designing separate models for each regional market is requiring suppliers to establish international development and manufacturing facilities capable of providing system components with consistent quality on a worldwide basis. The Company believes it is well positioned as a major supplier of fuel storage and delivery systems ("FSDS") to the world automotive markets.

     Expansion of OEM Supplier Responsibilities. Since the 1980s, Ford, Chrysler and General Motors have been actively reducing their respective supplier bases to those who accept significant responsibility for product management and meet increasingly strict standards for product quality, on time delivery and manufacturing costs. These suppliers are expected to control all aspects of production of system components, including design, development, component sourcing, manufacturing, quality assurance, testing and delivery to the customer's assembly plant. The Company believes that many suppliers do not have the resources to meet these OEM requirements and that the automotive OEM supplier market will be divided among a smaller group of key suppliers. The Company has received a number of quality awards from its OEM customers, including the Ford Q1 Award, Chrysler QE Award and General Motors Supplier of the Year Award, and believes that this supplier consolidation provides an opportunity for the Company's increased penetration of the OEM market.

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

     Compliance with these regulations has resulted in efforts to reduce evaporative emissions and the development of new "flexible" fuels such as ethanol and methanol blends. In response to these changes, the Company has developed a number of products including electric pumps designed for electronic fuel injection systems, onboard running and vapor recovery ("ORVR") systems and plastic fuel tanks which reduce hydrocarbon permeation and are corrosion resistant to flexible fuels.

AUTOMOTIVE BUSINESS STRATEGY

     The Company intends to capitalize on trends in the automotive industry through the development of its fuel systems technology and expansion of its product line and customer base. The key elements of the Company's strategy include:

     Systems Approach to Product Development. The Company is utilizing its expertise to develop integrated FSDS which reduce evaporative emissions, are compatible with the corrosive nature of flexible fuels and provide customers with the cost savings and convenience of purchasing complete systems rather than numerous individual components. The Company's "systems" approach to product development is designed to allow the Company to increase product content on each vehicle in which its products are installed while providing customers with substantial performance and cost benefits. This systems approach has made possible an increase in the dollar value of the Company's products per vehicle. For example, the new Dodge Durango, which is scheduled to begin volume production in the third quarter of 1997, is equipped with the Company's fuel storage and delivery system. These products have a selling price of greater than $120, compared to a typical 1987 Chrysler vehicle equipped with only $15 of the Company's products. The Company's ability to assume responsibility for the development of FSDS allows OEMs to reduce internal engineering efforts and use fewer suppliers through the purchase of systems rather than components.

     Global Capabilities. The Company's international manufacturing and market presence allows the Company to offer its current and future FSDS technology to the global automotive market. The Company's presence in Europe provides it with additional resources and marketing contacts to supply integrated fuel systems to both European and North American OEMs assembling vehicles in Europe and European OEMs assembling vehicles in the United States. The Company's international sales for 1996 were 52% of the Company's net sales (excluding joint ventures) compared to 38% in 1995. The Company's plastic tank manufacturing capability allows it to pursue its systems strategy in Europe and serve OEM customers as they confront new environmental and regulatory challenges worldwide and introduce World Cars designed for sale to the global automotive market. In addition, the Company has a market presence in Brazil, South Korea and Japan and it has entered into joint ventures with foreign manufacturers in Brazil, France, Japan, Mexico, Argentina and South Korea which enable the Company to access those foreign markets.

     Technical and Product Development Capabilities. The Company's engineers focus their research and development efforts to respond to the technical challenges facing their customers. The Company has designed its current line of FSDS products in response to U.S. fuel economy and emission regulations and changing consumer demands over the past two decades. Management believes that the Company is well positioned to capitalize on the emergence of more stringent global emission regulations through the development of a new generation of products and systems with greater fuel efficiency, reduced component weight, improved durability, fuel vapor control and flexible fuel compatibility. An example of these products is the ORVR system which captures fuel vapors from the fuel system and routes them to a carbon canister for storage and reuse.

     The Company has made substantial investments in fuel systems technology, product design and test capability and technical personnel to advance FSDS technology and respond to customer needs. The Company's new state-of-the-art systems center in Auburn Hills, Michigan provides the Company with the full-service product management capability which OEMs require of key suppliers and provides the Company with a competitive advantage in the development of proprietary fuel systems technology. Similarly, the Company intends to build a new systems center in Europe to provide product design and test capabilities and has longer term plans to expand its technical capabilities in Asia.

AUTOMOTIVE PRODUCTS

     The Company's product development engineers design fuel storage and delivery systems in response to customer needs and in anticipation of evolving trends in the market. Today's electronic fuel injected engines demand an uninterrupted supply of fuel under pressure and some vehicles require complex fuel tank configurations. The Company specializes in technology employed in the FSDS and currently manufactures and sells fuel pumps, fuel modules, fuel level sensors, plastic fuel tanks, bracket assemblies and fuel rails.

     In response to the environmental and fuel efficiency demands on today's automobiles, the Company has developed, and is continually taking steps to improve, an electric pump designed to deliver fuel under pressure to electronic fuel injection equipped engines. The pump is fastened to a bracket and flange assembly, which allows the pump to be mounted in the fuel tank. The assembly has been increasingly replaced with a single integrated unit, called a fuel module, which performs all of the functions of the assembly described above. The fuel module is a complete, value-added package for specific applications composed of a fuel pump, plastic reservoir, fuel level sensor and related parts. These injection-molded plastic units fit inside the fuel tank, ensuring continuous fuel delivery under low fuel conditions, maximum vehicle driving range and enhanced fuel delivery under high temperature conditions, all at a reduced noise level. Although vehicles were not equipped with fuel modules until 1988, approximately 34% of cars and light trucks sold by General Motors, Ford and Chrysler in North America in 1996 used fuel modules. In 1996, the Company supplied approximately 70% of all of the fuel modules purchased in North America, principally to Ford and Chrysler.

     Approximately 25% of North American vehicles and 70% of European vehicles produced in 1996 contained plastic fuel tanks. Plastic fuel tanks offer several advantages over conventional steel tanks, including lighter weight, greater corrosion resistance to new, cleaner-burning fuels like methanol and the ability to be produced in unusual shapes to better use available space. In anticipation of customer demand in North America for more sophisticated fuel tanks, the Company built a new facility in Ossian, Indiana in 1993 to produce plastic multi-layer fuel tanks. The Company produced three-layer plastic fuel tanks during the fourth quarter of 1994, and during 1995 and 1996 for the Ford Windstar. The multi-layer construction of the Company's new, six-layer plastic tank substantially eliminates fuel permeation, making this one of the first plastic tanks which complies with the U.S. Environmental Protection Agency (the "EPA") permeability requirements which became effective beginning in model year 1996. The first production run of six-layer tanks began in 1996 for the GM T600.

     The Company is currently producing mono-layer plastic fuel tanks, which include coatings and permeation barriers that meet European emission requirements, for Audi, Mercedes-Benz, Nedcar, Peugeot, Renault, Rover, Saab, Volkswagen and Volvo. As these customers require more sophisticated fuel tanks, the Company will likely supplement a portion of its mono-layer blow molding machines with multi-layer blow molding machines to provide the Company's OEM customers in Europe with advanced, plastic fuel tank technology.

     The Company also produces metal and plastic fuel rails suitable for a variety of engine applications. An extension of the FSDS concept, these under-hood components, located on the engine, deliver fuel to the individual fuel injectors used in electronic multi-point fuel injection systems. The Company has designed a plastic fuel rail which is superior to metal fuel rails in cost, weight and handling of more corrosive flexible fuels. In 1994, Ford began to install this new rail on the three-liter engine in the Windstar. In 1996, Chrysler began to install this rail on the V-8 engine for its Dodge Ram truck.

     An important advantage of the Company's systems approach is that it assists customers in responding to developments in safety and environmental standards. For example, current environmental regulations call for a FSDS that minimizes or eliminates the escape of fuel vapors during refueling, storage and operation. In January 1994, the EPA announced regulations governing ORVR systems as mandated by the 1990 Clean Air Act. The regulations require installation of devices which trap hydrocarbon vapors on a phase-in basis for passenger cars beginning in model year 1998 and for light trucks in model year 2001. In anticipation of these regulations, the Company has developed a variety of ORVR devices which help prevent fuel vapor loss from fuel delivery systems. These devices are expected to enter production during 1997.

AUTOMOTIVE MARKETS AND CUSTOMER BASE

     The Company currently provides a wide variety of products to a diverse customer base in a number of geographic areas.

     North America. Net sales to Chrysler and Ford for 1996 accounted for 20% and 10% of the Company's consolidated net sales, respectively. Both of these customers have ongoing supply relationships with the Company which are subject to continued satisfactory price, quality and delivery. The Company is the primary outside supplier of fuel pumps, the core of the FSDS, to Chrysler and Ford. In the past, the Company has capitalized on its fuel system components penetration to supply additional fuel system products, such as fuel modules and fuel rails, to Chrysler and Ford, and to assume a key role in the development of new fuel system products, such as ORVR devices. General Motors historically developed and produced substantially all of its fuel storage and delivery systems internally but recently has sourced a significant portion of future plastic fuel tank programs to outside suppliers, including the Company.

     In October 1996, the Company announced its intent to form a joint venture with two minority business owners to produce automotive components in Detroit's Empowerment Zone. The joint venture is expected to manufacture FSDS products (including blow-molded plastic fuel tanks), air ducts, reservoirs and similar small blow-molded components for automotive applications. General Motors has awarded $300 million of new business to the proposed joint venture over a five-year period commencing in 1998. Chrysler has also committed to awarding new business to the proposed joint venture. In September 1996, the Company received a tax credit worth an estimated $13.6 million from the Michigan Economic Growth Authority for this new facility.

     Europe. In 1991, the Company began operations in Europe with the establishment of its Marwal Systems joint venture in France with Magneti Marelli S.p.A. of Italy to serve customers that include Fiat, Nissan, Peugeot, Renault, Rover, Saab and Volvo. As a result of the Dyno Acquisition, the Company is the only integrated FSDS supplier in Europe, which has provided the Company with the immediate opportunity to increase its participation in the European automotive market. In addition, the Company is using its relationships in the U.S. to increase its sales to North American manufacturers in Europe. Similarly, the Company is leveraging its relationships with Mercedes-Benz, Peugeot, Renault, Saab, Volkswagen, Volvo and other European manufacturers to enhance the Company's marketing efforts with these European manufacturers around the world. Approximately 70% of the European light duty vehicles and 25% of the North American light duty vehicles are equipped with plastic fuel tanks. The Company's management estimates that operations in Europe produced plastic fuel tanks accounting for approximately 20% of the European plastic fuel tank market in 1996.

     South America. In January 1993, operations began at the Company's Marwal do Brasil joint venture, which targets the South American automotive market of approximately two million units per year. In September 1995, the Company established Walbro Automotive do Brasil to manufacture plastic fuel tanks for the Brazilian automotive market. It began production of plastic fuel tanks for Volkswagen in November 1996. The Company recently received an order from Ford for a supply of plastic fuel tanks for Ranger trucks to be produced in Argentina.

     Asia. In December 1986, the Company entered into a joint venture in Japan known as Mitsuba-Walbro, Inc. with Mitsuba Electric Manufacturing Company to manufacture fuel pump components. In November 1994, the Company established Korea Automotive Fuel Systems Ltd., a joint venture with Daewoo Precision Industries Ltd. in South Korea, to manufacture and market fuel sending units (which include a fuel pump, bracket and level sensor) for the domestic Korean automotive market and additional export markets established by Korean OEMs. In November 1995, the Company established Mutual Walbro P. Ltd. in India to manufacture plastic fuel tanks for the Indian automotive market.

AUTOMOTIVE COMPETITION

     The Company competes with several other manufacturers, including the OEMs themselves, many of which have greater sales and financial resources than the Company. In the fuel pump market, the Company's major competitors include Robert Bosch GmbH, Denso Corp., Ltd., VDO (a division of Mannesmann), Electronics and Fuel Handling Division of Ford and Delphi Automotive Systems (GM's component group). In the fuel rail market, the Company's major competitors include Delphi, and Ford, Echlin Inc. and Siemens A.G. The Company has competition in the fuel module market from Delphi, Robert Bosch GmbH, Denso Corp., VDO and Ford. The Company's largest competitors in the plastic fuel tank market include Kautex Werke Reinold Hagen A.G. (which signed a definitive agreement in November 1996 to be acquired by Textron Inc., subject to regulatory approval), Solvay S.A., Plastic Omnium Industries, Inc. and Ford. Steel tanks, manufactured primarily by the OEMs, also compete with the Company's plastic fuel tanks.

     The Company competes for new business both at the beginning of the development of new models and upon the redesign of existing models. New model development generally begins two to three years prior to a product introduction. Once a producer has been designated to supply parts for a new program, an OEM usually will continue to purchase those parts from the designated producer for the life of the program, although not necessarily for a redesign. Competitive factors in the market for fuel storage and delivery products include product quality and reliability, cost and timely delivery, technical expertise and development capability and new product innovation.

AUTOMOTIVE SALES AND ENGINEERING SUPPORT

     Sales of the Company's FSDS products to automotive OEMs are made directly by the Company's sales/engineering force, who not only sell the products but assist customers with related engineering matters. Because of the automobile design process, the Company is generally able to determine a few years in advance the models for which it will supply products. The Company's sales force works closely with the Company's engineering departments and systems center in Auburn Hills in the research, design, development and improvement of its products. When the Company's systems center in Europe is completed, the Company and Marwal will also have additional design and research capabilities to provide

OEMs in Europe with full-service product management. Because the Company has the capability to provide comprehensive engineering resources with respect to its product line and assume increasing responsibility for the development of FSDS products, the Company has been successful in responding to the decisions by OEMs to consolidate suppliers and reduce internal engineering resources.

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

     Emphasis on Engine Management Systems and New Product Development. Historically, exhaust emissions of gasoline-powered small engines were unregulated. In 1992, the California Air Resources Board promulgated comprehensive air quality regulations limiting small engine emissions, which regulations became effective in August 1995. A more stringent phase is scheduled to become effective in 1999. In addition, the EPA has implemented similar regulations that became effective in August 1996, with a more stringent phase expected to be phased in beginning 2002. The products designed to meet these new emission standards in the small engine market will require more sophisticated product research and new production capabilities. The increased technological content and sophistication required to meet emission regulations is expected to result in lower unit sales with greater value added per product and higher unit prices.

     Growing Demand in Developing Countries. The Company expects significant growth in the demand for float feed carburetors in developing countries as per capita income increases and two-wheeled vehicles become more affordable. Production of two-wheeled vehicles in The People's Republic of China, for example, increased from approximately 49,000 units in 1980 to approximately 3.4 million in 1993, 5.2 million in 1994, 7.8 million in 1995 and management estimates 1996 production to have been approximately 9.3 million units. In addition, management believes demand for diaphragm carburetors used in gasoline-powered portable tools will grow in these developing countries. The inaccessibility of electrical power distribution and geographic isolation of many projects, such as the clearing of land and highway construction, hinder the use of electric-powered equipment.

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

SMALL ENGINE PRODUCTS

     The Company was founded as a manufacturer of carburetors for small engine products such as lawn mowers and marine engines, and later expanded its customer base to include manufacturers of chain saws, weed trimmers, snow blowers and two-wheeled vehicles. The Company's carburetor technology has continually evolved, with the Company now manufacturing diaphragm and float feed carburetors, ignition systems and other components for small engine products and aftermarket applications. The Company's diaphragm carburetor, float feed carburetor and ignition system sales accounted for 48%, 24% and 10%, respectively, of the Company's 1996 small engine net sales. The remaining 18% of small engine net sales consisted of aftermarket sales.

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

     In response to California and proposed EPA air quality regulations, the Company is integrating its carburetor and ignition technology to develop an engine management system which will electronically control both fuel delivery and ignition functions to limit exhaust emissions. The Company has successfully refined existing carburetors through the incorporation of extremely close tolerances which provide more accurate control of the fuel/air mixture to meet the first set of standards that became effective in California in 1995 and nationwide in 1996. Company engineers are developing new technology to meet the subsequent requirements which will become effective in California in 1999 and nationwide during the period 2002 to 2005. This development effort focuses on complete engine management systems that control air flow, fuel delivery and ignition timing to enhance fuel efficiency and reduce pollution.

SMALL ENGINE MARKETS AND CUSTOMER BASE

     The Company sells its small engine products in a global market. Carburetors and small engine ignitions are sold by the Company's sales and engineering staff directly to engine manufacturers. The Company sells a major portion of its diaphragm carburetors to most of the leading chain saw and weed trimmer manufacturers, including Poulan/Weedeater, Deere and Company (Homelite), Stihl Incorporated, McCulloch Corporation, Ryobi Ltd. and Kioritz
(Echo) Corporation. The Company sells float feed carburetors to several of the leading manufacturers of small engines, including Briggs & Stratton Corporation, the world's largest small engine manufacturer. Mercury Marine, a major outboard engine manufacturer, buys approximately 90% of its outboard engine carburetors from the Company.

     One of the Company's opportunities for growth in the small engine industry is the Chinese market. In January 1994, the Company acquired a 60% interest, increased to 70% in 1995, in Fujian Hualong Carburetor Co., Ltd. (Fujian) which manufactures and markets carburetors for two-wheeled vehicles in The People's Republic of China. In addition, the Company has built a new manufacturing facility in Tianjin to provide additional capacity to take advantage of growth in the two-wheeled vehicle market. This new facility began production in October 1996.

SMALL ENGINE COMPETITION

     The Company has several competitors that manufacture diaphragm carburetors for the global small engine market, including Zama Industries, Ltd., Tillotson Commercial Motors Ltd. and Dell' Orto, some of which are divisions of large diversified organizations which have total sales and financial resources exceeding those of the Company. In the market for float feed carburetors, the Company has several competitors, including Briggs & Stratton and Tecumseh Products, both of which have greater sales and financial resources than the Company. The Company's major competitor in the ignition systems market is R.E. Phelon Company Inc.

AFTERMARKET PRODUCTS

     The Company's aftermarket sales of both automotive and small engine products are consolidated within the small engine business. The Company sells automotive aftermarket products for both carbureted vehicle applications and electronic fuel injection vehicle applications through independent distributors, such as Federal-Mogul Corporation and Standard Motor Products, Inc., and jobbers and dealers worldwide. Some automotive products are also sold to national manufacturing and distribution organizations for sale under private brand names or to industrial customers for use in special applications. Aftermarket sales accounted for $25.1 million in 1996 compared to $11.3 million in 1990.

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

ACQUISITION AND JOINT VENTURE STRATEGY

     As part of a long-term strategy for growth and expansion into new geographic and product markets, the Company may undertake select acquisitions and strategic alliances in the form of joint ventures. The Company may make select acquisitions of fuel systems product manufacturers whose products can be integrated with the Company's traditional products as part of the Company's system development focus. These acquisitions would contribute new product technology and open new markets to the Company. In evaluating these acquisitions, the Company seeks high quality operations which fit with the Company's expertise in markets where it has an established customer base and a clear vision of opportunities, thus decreasing transition costs and other financial risks associated with corporate acquisitions. Similarly, each of the Company's joint ventures provides the Company with the opportunity to benefit from established customer relationships or a unique technological advancement which the Company could not develop on its own without the risk and expense of establishing marketing and manufacturing organizations alone. In management's opinion, the Company's joint ventures ultimately reduce the cost of penetrating new markets and limit the Company's financial exposure with respect to these operations. At the present time the Company has no specific agreements with respect to any new acquisitions or joint ventures.

MANUFACTURING AND FACILITIES

     The Company (including the Company's joint ventures) conducts operations in approximately 1.9 million square feet of space in a total of 31 locations. The Company believes that substantially all of its property and equipment is in good condition. The Company has not experienced significant limitations on its ability to transfer products between, or sell products in, various countries.

     Each of the Company's manufacturing facilities practices advanced inventory control procedures and has installed statistical process controls to insure high levels of quality. In that regard, some of the Company's factories have received the Ford Q1 Award and the Chrysler QE Award. In connection with its sales to Saab, which is partially owned by General Motors, the Company's Norway facility has been named a General Motors Supplier of the Year four years in a row beginning in 1991. In 1995, Walbro Automotive was named a supplier of the year by General Motors. Various other Company factories have been recognized by customers such as Mercury Marine, Stihl and Federal-Mogul Corporation for excellence in product quality and delivery.

     In addition, the Company's domestic automotive customers have cooperated in the development of a broad based quality procedure for which their suppliers are required to be certified. The procedure, known as QS 9000, has been derived from the International Standards Organization's ISO 9000 procedure. The Company has an aggressive program in place to achieve the required certifications.

     When justified by volume, the Company has invested in labor-saving automated machining, assembly and testing equipment. For example, the operation in Meriden, Connecticut employs computer controlled molding machines to form the Company's plastic in-tank reservoirs. These machines are individually programmable so that variations can be reduced and refined as part of the continuous control process. Another example is the Caro, Michigan manufacturing facility's automated fuel pump assembly line, which is capable of producing 1,000 pumps per hour using only six persons. Over the past several years, the Company has reduced the cost to manufacture its fuel pumps at this facility by reducing both labor and material costs. In Ettlingen, Germany, the Company uses a fully automated assembly line for production of plastic fuel tanks for the Mercedes-Benz C Class. In addition to these examples of purchased automation, the Company designs and builds major portions of its own machining and assembly equipment. This in-house capability permits close control over the manufacturing process and helps the Company stay competitive in both cost and quality.

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

     Although these patents are significant to the Company, management believes that in many cases the adaptation and use of the technology involved and the proprietary process technology employed to manufacture these products are more important. The Company maintains a systems center in Michigan for the research, design and development of new products. The Company's engineering departments also engage in design, development and testing. In 1996, 1995 and 1994, the Company spent approximately $18.4 million, $16.7 million and $12.2 million, respectively, for engineering and research and product development.

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

     The Company's principal customers provide it with estimates of their annual needs and make monthly purchase commitments. As a result, the Company does not experience material backlog. Consequently, the Company manages its manufacturing facilities on a just-in-time production basis and does not maintain a significant finished product inventory.

EMPLOYEES

     As of February 28, 1997, the Company had approximately 4,670 employees. The Company believes that its relations with its employees are satisfactory. All of the Company's approximately 850 European plant employees are unionized. All of the Company's United States plant employees are non-unionized except approximately 450 employees at both of its Michigan manufacturing locations. The Company's three-year contract with the bargaining unit for these Michigan plants expires in November 1998.

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

ITEM 2.    PROPERTIES

     The Company (including the Company's joint ventures) conducts operations in approximately 1.9 million square feet of space in a total of 31 locations. The Company believes that substantially all of its property and equipment is in good condition.


ITEM 3.    LEGAL PROCEEDINGS

     The Company is not a party to any litigation, and is not aware of any pending or threatened litigation, that would have a material adverse effect on the Company or its business.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS
     Incorporated by reference to "Common Stock Price and Dividend Information" on page 12 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996 (the "1996 Annual Report").


ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

     Incorporated by reference to "Selected Financial Data" on page 12 of the 1996 Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 17 of the 1996 Annual Report.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated by reference herein from the following sections of the 1996 Annual Report. The consolidated statements of income, cash flows and stockholders' equity are for each of the years ended December 31, 1996, 1995 and 1994 and the consolidated balance sheets are as of December 31, 1996 and 1995:

     Report of Independent Public Accountants, page 39.

     Consolidated Balance Sheets, page 18.

     Consolidated Statements of Income, page 19.

     Consolidated Statements of Stockholders' Equity, page 20.

     Consolidated Statements of Cash Flows, page 21.

     Notes to Consolidated Financial Statements, pages 22 through 38.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference to "Election of Directors" on pages 2 through 4, "Identification of Other Executive Officers" on page 10 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 11 of the Company's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on April 30, 1997 (the "1997 Proxy Statement").


ITEM 11.   EXECUTIVE COMPENSATION

     Incorporated by reference to "Executive Compensation" on pages 12 through 16 and "Compensation of the Board of Directors" on page 6 of the 1997 Proxy Statement.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to "Security Ownership of Management" on pages 8 and 9 of the 1997 Proxy Statement.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to "Indebtedness of Management" on page 11 of the 1997 Proxy Statement.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)   The following documents are filed as part of this Form 10-K:

           1. The following consolidated financial statements of the Company and its subsidiaries, together with the applicable report of independent public accountants, included in the 1996 Annual Report, are incorporated by reference in Item 8:

                Report of Independent Public Accountants.

                Consolidated Balance Sheets at December 31, 1996 and 1995.

                Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994.

                Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994.

                Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

                Notes to Consolidated Financial Statements.

           2. The following consolidated financial information of the Company and its subsidiaries for the three years ended December 31, 1996, 1995 and 1994 is filed as part of this Form 10-K on pages 22 to 33.

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

           Exhibit No.

                 3.1 Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's Registration Statement on Form S-3, File No. 333-18317, incorporated herein by reference.

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

                 4.6 Indenture for the Notes, dated as of July 27, 1995, among the Company, Walbro Engine Management Corporation, Sharon Manufacturing Company, Whitehead Engineered Products, Inc., and Bankers Trust Company, as Trustee (including form of Exchange Note), filed as
                         Exhibit 2.3 to the Company's Current Report on Form 8-K, dated July 27, 1995 (the "Form 8- K"), incorporated herein by reference.

                 4.7 Amended and Restated Credit Agreement, dated as of September 22, 1995, among the Company, certain of its subsidiaries, Comerica Bank, as agent, and Harris Bank, as co-agent, filed as Exhibit 4.2 to the Company's Registration Statement on Form S-4, filed September 27, 1995, incorporated herein by reference.

                 4.8 First Amendment, dated March 8, 1996, to the Amended and Restated Credit Agreement among the Company, certain of its subsidiaries, Comerica Bank, as agent, and Harris Bank, as co-agent, filed as Exhibit 4.8 to the Company's 1995 Annual Report on Form 10-K, incorporated herein by reference.

                 4.9 First Amendment, dated as of July 26, 1995, to the Note Agreement among the Company and the purchasers named therein, relating to the 7.68% Senior Notes of the Company, filed as Exhibit 4.9 to the Company's 1995 Annual Report on Form 10-K, incorporated herein by reference.

                 4.10 Certificate of Trust of Walbro Capital Trust, dated December 17, 1996, filed as Exhibit 4.10 to the Company's Registration Statement on Form S-3, File No. 333-18317, incorporated herein by reference.

                 4.11 Amended and Restated Declaration of Trust of Walbro Capital Trust, dated as of February 3, 1997, among Walbro Corporation, as Sponsor, Bankers Trust (Delaware), as Delaware Trustee and Lambert E. Althaver, Daniel L. Hittler and Michael A. Shope, as Regular Trustees.

                 4.12 Indenture between Walbro Corporation and Bankers Trust Company, as Indenture Trustee, dated as of February
                         3, 1997.

                 4.13 Form of Preferred Security issued by Walbro Capital Trust (included as Exhibit A-1 to Exhibit 4.11 hereof).

                 4.14 Convertible Debenture issued by Walbro Corporation to Walbro Capital Trust. (included as Exhibit A to
                         Exhibit 4.12 hereof).

                 4.15 Preferred Securities Guarantee Agreement between Walbro Corporation, as Guarantor, and Bankers Trust Company, as Guarantee Trustee with respect to the Preferred Securities of Walbro Capital Trust, dated as of February 3, 1997.

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

                10.3 The Company's Equity Based Long-Term Incentive Plan, filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8, filed June 15, 1992, incorporated herein by reference.**

                10.4 Executive Disability Plan adopted July 8, 1988, filed as Exhibit 10.10 to the Company's 1988 Annual Report on Form 10- K, incorporated herein by reference.**

                10.5 Retirement Income Plan for Directors, dated February 9, 1988, filed as Exhibit 10.11 to the Company's 1988 Annual Report on Form 10-K, incorporated herein by reference.**

                10.6 Equipment Leasing Agreement between the Company and NEMLC Leasing Associates No. 3, without supplements, dated July 1, 1988, filed as Exhibit 10.13 to the Company's 1988 Annual Report on Form 10-K, incorporated herein by reference.

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

                10.15 Agreement among the Company, Walbro Automotive Corporation and Magneti Marelli France S.A., dated February 7, 1995, filed as Exhibit 10.24 to the Company's 1994 Annual Report on Form 10-K, incorporated herein by reference.

                10.16 Joint Venture Agreement between the Company and Daewoo Precision Industries, Ltd., dated November 30, 1994, filed as Exhibit 10.25 to the Company's 1994 Annual Report on Form 10-K, incorporated herein by reference.

                10.17 Purchase and Sale Agreement dated as of April 7, 1995 by and between the Company and Dyno, filed as Exhibit
                         2.1 to the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 1995, incorporated herein by reference.

                10.18 Addendum to Purchase and Sale Agreement by and between the Company and Dyno dated as of July 27, 1995, filed as Exhibit 2.2 to the Form 8-K, incorporated herein by reference.

                10.19 Joint Venture Agreement between Walbro Automotive Corporation and Mutual Industries Ltd., dated November 28, 1995, relating to the Mutual Walbro P. Ltd. joint venture, filed as Exhibit 10.30 to the Company's 1995 Annual Report on Form 10-K, incorporated herein by reference.

                10.20 General Partnership Agreement dated August 18, 1995 between Iwaki Diecast U.S.A., Inc. and Walbro Tucson Corp., filed as Exhibit 10.31 to the Company's 1995 Annual Report on Form 10-K, incorporated herein by reference.

                10.21 Employment Agreement between the Company and L. E. Althaver, dated August 16, 1996. **

                10.22 Termination and Change of Control Agreement between the the Company and L. E. Althaver, dated
                         August 16, 1996. **

                10.23 Employment Agreement between the Company and Daniel L. Hittler, dated August 16, 1996. **

                10.24 Termination and Change of Control Agreement between the Company and Daniel L. Hittler, dated August 16, 1996. **

                10.25    Employment Agreement between the Company and Michael
                         A. Shope, dated August 16, 1996. **

                10.26 Termination and Change of Control Agreement between the Company and Michael A. Shope, dated August 16, 1996. **

                10.27 Employment Agreement between the Company and Robert H. Walpole, dated August 16, 1996. **

                10.28 Termination and Change of Control Agreement between the Company and Robert H. Walpole, dated August 16, 1996. **

                10.29 Employment Agreement between the Company and R. H. Whitehead III, dated August 16, 1996. **

                10.30 Termination and Change of Control Agreement between the Company and R. H. Whitehead III, dated August 16, 1996. **

                10.31 Employment Agreement between the Company and Frank E. Bauchiero, dated October 3, 1996. **

                10.32 Termination and Change of Control Agreement between the Company and Frank E. Bauchiero, dated October 3, 1996. **

                13.1 1996 Annual Report to Stockholders. With the exception of the information incorporated by reference into Items 5, 6, 7, 8 and 14(a)(1) of this Form 10-K, the 1996 Annual Report to Stockholders is not deemed filed as part of this report.

                21.1     Subsidiaries of the Company.

                23.1 Consent of Arthur Andersen LLP, independent public accountants.

                27.1     Financial Data Schedule.

--------------
**       Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.


         (b)     Reports on Form 8-K:

         During the last quarter of the period covered by this Form 10-K, the Company filed a Current Report on Form 8-K dated December 16, 1996 reporting Items 5 and 7.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1997.

                                  WALBRO CORPORATION


                                  By:         /s/ MICHAEL A. SHOPE
                                       -----------------------------------------
                                       Michael A. Shope, Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                    SIGNATURE                                                 TITLE                                   DATE
                    ---------                                                 -----                                   ----
                                                    Chairman of the Board, President and
             /s/ LAMBERT E. ALTHAVER                                                                             March 26, 1997
                                                      Chief Executive Officer (Principal
               Lambert E. Althaver                    Executive Officer)

              /s/ MICHAEL A. SHOPE                                                                               March 26, 1997
                                                    Chief Financial Officer (Principal Financial
                Michael A. Shope                      and Accounting Officer)

            /s/ WILLIAM T. BACON, JR.               Director                                                     March 26, 1997
              William T. Bacon, Jr.


             /s/ FRANK E. BAUCHIERO                 Director                                                     March 26, 1997
               Frank E. Bauchiero


              /s/ VERNON E. OECHSLE                 Director                                                     March 26, 1997
                Vernon E. Oechsle

              /s/ ROBERT D. TUTTLE
                                                    Director                                                     March 26, 1997
                Robert D. Tuttle

                /s/ JOHN E. UTLEY                   Director                                                     March 26, 1997

                  John E. Utley

              /s/ ROBERT H. WALPOLE                 Director                                                     March 26, 1997
                Robert H. Walpole

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and
    Stockholders of Walbro Corporation:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Walbro Corporation and Subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 11, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The supplemental notes to the consolidated financial statements on pages 23 to 33 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic consolidated financial statements. The information contained in these supplemental notes has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                             Arthur Andersen LLP


Detroit, Michigan,
February 11, 1997

                     WALBRO CORPORATION AND SUBSIDIARIES
            SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)      VALUATION AND QUALIFYING ACCOUNTS

         Following is a summary of changes in the valuation and qualifying accounts for the three years ended December 31, 1996 (in thousands):


                                                             1996              1995             1994
                                                           --------          --------         --------

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
        Balance Beginning of Year                          $    978          $    368         $    413
            Additions charged to operations                     283               352              115
            Additions due to acquisition                         --               309               --
            Deductions for uncollectible accounts
              written off, net of recoveries                   (508)              (51)            (160)
                                                           --------          --------         --------
        Balance End of Year                                $    753          $    978         $    368
                                                           ========          ========         ========

RESERVE FOR INVENTORY VALUATION:
        Balance Beginning of Year                          $    808          $    238         $    482
            Additions charged to operations                     730               194              159
            Additions due to acquisition                         --               376               --
            Deductions for inventory disposal                  (870)              (--)            (403)
                                                           --------          --------         --------
        Balance End of Year                                $    668          $    808         $    238
                                                           ========          ========         ========

ALLOWANCE FOR NOTES RECEIVABLE:
        Balance Beginning of Year                          $     --          $    454         $    214
            Additions charged to operations                      --                --              240
            Deductions                                           --              (454)              --
                                                           --------          --------         --------
        Balance End of Year                                $     --          $     --         $    454
                                                           ========          ========         ========


                     WALBRO CORPORATION AND SUBSIDIARIES

(2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                                                          DECEMBER 31, 1996
                                             ---------------------------------------------------------------------------
                                                                              WALBRO
                                                                           CORPORATION     CONSOLIDATION
                                              GUARANTOR     NONGUARANTOR     (PARENT      AND ELIMINATION   CONSOLIDATED
                                             SUBSIDIARIES   SUBSIDIARIES   CORPORATION)       ENTRIES          TOTAL
                                             ------------   ------------   ------------   ---------------   ------------
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
CURRENT ASSETS:
  Cash.....................................    $    299       $ 17,779       $    135        $      --        $ 18,213
  Accounts receivable, net.................      67,944         57,823            742               --         126,509
  Accounts receivable, intercompany........     (81,610)           115        101,752          (20,257)             --
  Inventories..............................      25,219         22,884          2,485               --          50,588
  Prepaid expenses and other...............       4,464          5,851            920               --          11,235
  Deferred and refundable income taxes.....         509          1,016          3,446               --           4,971
                                               --------       --------       --------        ---------        --------
    Total current assets...................      16,825        105,468        109,480          (20,257)        211,516
                                               --------       --------       --------        ---------        --------
PLANT AND EQUIPMENT, NET                        121,084        150,699          7,995              109         279,887
                                               --------       --------       --------        ---------        --------
OTHER ASSETS:
  Funds held for construction..............       1,140             --             --               --           1,140
  Joint ventures...........................      10,629         18,326             --               --          28,955
  Investments..............................     118,673         24,723        104,084         (241,753)          5,727
  Goodwill, net............................      23,238         12,877           (117)              --          35,998
  Notes receivable.........................       1,074             --        204,884         (204,690)          1,268
  Deferred and refundable income taxes.....          --            543          4,871               --           5,414
  Other....................................       8,890          2,926          7,928               --          19,744
                                               --------       --------       --------        ---------        --------
    Total other assets.....................     163,644         59,395        321,650         (446,443)         98,246
                                               --------       --------       --------        ---------        --------
Total assets...............................    $301,553       $315,562       $439,125        $(466,591)       $589,649
                                               ========       ========       ========        =========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt........    $    598       $     82       $    409        $      --        $  1,089
  Bank and other borrowings................          --         22,072             --               --          22,072
  Accounts payable.........................      34,690         61,068          8,981          (26,800)         77,939
  Accrued liabilities......................      17,046         16,498         10,633           (2,901)         41,276
  Dividends payable........................          --             --            865               --             865
                                               --------       --------       --------        ---------        --------
    Total current liabilities..............      52,334         99,720         20,888          (29,701)        143,241
                                               --------       --------       --------        ---------        --------
LONG-TERM LIABILITIES:
  Long-term debt, less current portion.....     171,675         83,820        269,141         (232,913)        291,723
  Pension obligations and other............          --          2,826          7,892               --          10,718
  Deferred income taxes....................          --          1,443          3,471               --           4,914
  Minority interest........................          --          1,320             --               --           1,320
                                               --------       --------       --------        ---------        --------
    Total long-term liabilities............     171,675         89,409        280,504         (232,913)        308,675
                                               --------       --------       --------        ---------        --------
STOCKHOLDERS' EQUITY:
  Common stock, $.50 par value; authorized
    25,000,000; outstanding 8,652,737 in
    1996 ..................................          --         19,853          4,326          (19,853)          4,326
  Paid-in capital..........................          --         74,637         65,674          (74,637)         65,674
  Retained earnings........................      77,524         33,569         74,039         (111,093)         74,039
  Deferred compensation....................          --             --           (967)              --            (967)
  Minimum pension liability adjustment.....          --             --             --               --              --
  Unrealized gain on securities
    available for sale.....................          --             --            688               --             688
  Cumulative translation adjustments.......          20         (1,626)        (6,027)           1,606          (6,027)
                                               --------       --------       --------        ---------        --------
    Total stockholders' equity.............      77,544        126,433        137,733         (203,977)        137,733
                                               --------       --------       --------        ---------        --------
Total liabilities and stockholders'
  equity...................................    $301,553       $315,562       $439,125        $(466,591)       $589,649
                                               ========       ========       ========        =========        ========

                      WALBRO CORPORATION AND SUBSIDIARIES

(2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                                                          DECEMBER 31, 1995
                                             ---------------------------------------------------------------------------
                                                                              WALBRO
                                                                           CORPORATION     CONSOLIDATION
                                              GUARANTOR     NONGUARANTOR     (PARENT      AND ELIMINATION   CONSOLIDATED
                                             SUBSIDIARIES   SUBSIDIARIES   CORPORATION)       ENTRIES          TOTAL
                                             ------------   ------------   ------------   ---------------   ------------
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
CURRENT ASSETS:
  Cash.....................................   $        75    $   19,219     $       498    $           --    $   19,792
  Accounts receivable, net.................        59,569        52,837             940                --       113,346
  Accounts receivable, intercompany........       (38,971)       (1,382)         48,176            (7,823)           --
  Inventories..............................        24,416        25,342             965                --        50,723
  Prepaid expenses and other...............         8,519         2,264             678              (495)       10,966
  Deferred and refundable income taxes.....           349           464           4,064                --         4,877
                                              -----------    ----------     -----------    --------------    ----------
    Total current assets...................        53,957        98,744          55,321            (8,318)      199,704
                                              -----------    ----------     -----------    --------------    ----------
PLANT AND EQUIPMENT, NET...................        85,437       111,190           9,030               108       205,765
                                              -----------    ----------     -----------    --------------    ----------
OTHER ASSETS:
  Funds held for construction..............         1,102            --              --                --         1,102
  Joint ventures...........................        10,181        13,285              --                --        23,466
  Investments..............................       144,588           295         101,386          (237,045)        9,224
  Goodwill, net............................        15,254        18,045              --                --        33,299
  Notes receivable.........................            --            --         189,134          (188,674)          460
  Deferred and refundable income taxes.....            --         2,805              --                --         2,805
  Other....................................         8,352         1,987           7,309                --        17,648
                                              -----------    ----------     -----------    --------------    ----------
    Total other assets.....................       179,477        36,417         297,829          (425,719)       88,004
                                              -----------    ----------     -----------    --------------    ----------
Total assets...............................   $   318,871    $  246,351     $   362,180    $     (433,929)   $  493,473
                                              ===========    ==========     ===========    ==============    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt........   $       555    $      123     $       408    $           --    $    1,086
  Bank and other borrowings................            --        14,921              --                --        14,921
  Accounts payable.........................        27,113        36,988           2,057           (13,384)       52,774
  Accrued liabilities......................        13,278        15,360           6,029              (315)       34,352
  Dividends payable........................            --            --             858                --           858
                                              -----------    ----------     -----------    --------------    ----------
    Total current liabilities..............        40,946        67,392           9,352           (13,699)      103,991
                                              -----------    ----------     -----------    --------------    ----------

LONG-TERM LIABILITIES:
  Long-term debt, less current portion.....       204,435        45,387         205,448          (221,881)      233,389
  Pension obligations and other............           618         4,455          10,029                --        15,102
  Deferred income taxes....................            --         2,003           1,924                --         3,927
  Minority interest........................            --         1,637              --                --         1,637
                                              -----------    ----------     -----------    --------------    ----------
    Total long-term liabilities............       205,053        53,482         217,401          (221,881)      254,055
                                              -----------    ----------     -----------    --------------    ----------

STOCKHOLDERS' EQUITY:
  Common stock, $.50 par value;
    authorized 25,000,000; outstanding
    8,579,976 in 1995......................            --        19,392           4,290           (19,392)        4,290
  Paid-in capital..........................            --        78,633          64,381           (78,633)       64,381
  Retained earnings........................        72,301        23,993          66,256           (96,294)       66,256
  Deferred compensation....................            --            --            (817)               --          (817)
  Minimum pension liability adjustment.....            --            --             (63)               --           (63)
  Unrealized gain on securities
    available for sale.....................            --            --             827                --           827
  Cumulative translation adjustments.......           571         3,459             553            (4,030)          553
                                              -----------    ----------     -----------    --------------    ----------
    Total stockholders' equity.............        72,872       125,477         135,427          (198,349)      135,427
                                              -----------    ----------     -----------    --------------    ----------
Total liabilities and stockholders'
      equity...............................   $   318,871    $  246,351     $   362,180    $     (433,929)   $  493,473
                                              ===========    ==========     ===========    ==============    ==========

                     WALBRO CORPORATION AND SUBSIDIARIES

(2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                                          FOR THE YEAR ENDED DECEMBER 31, 1996
                                     ------------------------------------------------------------------------------
                                                                       WALBRO
                                                                     CORPORATION     CONSOLIDATION
                                      GUARANTOR      NONGUARANTOR      (PARENT      AND ELIMINATION    CONSOLIDATED
                                     SUBSIDIARIES    SUBSIDIARIES    CORPORATION)       ENTRIES           TOTAL
                                     ------------    ------------    -----------    ---------------    ------------
                                                                     (IN THOUSANDS)
NET SALES..........................    $325,547        $284,812       $   1,671        $ (26,641)        $585,389
COSTS AND EXPENSES:
  Cost of sales....................     264,824         248,589           1,362          (26,641)         488,134
  Selling and administrative
     expenses......................      47,557          22,239              73               --           69,869
                                       --------        --------       ---------        ----------        --------
OPERATING INCOME (LOSS)............      13,166          13,984             236               --           27,386
OTHER EXPENSE (INCOME):
  Interest expense.................      14,824           5,773          21,512          (22,276)          19,833
  Interest income..................      (5,416)         (1,999)        (17,577)          22,276           (2,716)
  Foreign currency exchange
     loss (gain)...................        (309)           (131)            370               --              (70)
  Other............................          (4)            158            (217)              --              (63)
                                       --------        --------       ---------        ----------        --------
Income before provision for minority
  interest, equity in (income)
  loss of joint ventures and
  subsidiaries ....................       4,071          10,183          (3,852)              --           10,402
Provision (credit) for income
  taxes............................       1,240           4,155          (2,320)              --            3,075
Minority interest .................          --             285              --               --              285
Equity in (income) loss of joint
  ventures.........................        (552)         (3,635)             --               --           (4,187)
Equity in (income) of
  subsidiaries.....................      (9,932)           (518)        (12,761)          23,211               --
                                       --------        --------       ---------        ---------         --------
Net income ........................    $ 13,315        $  9,896       $  11,229        $ (23,211)        $ 11,229
                                       ========        ========       =========        =========         ========

                     WALBRO CORPORATION AND SUBSIDIARIES

(2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                                          FOR THE YEAR ENDED DECEMBER 31, 1995
                                     ------------------------------------------------------------------------------
                                                                       WALBRO
                                                                     CORPORATION     CONSOLIDATION
                                      GUARANTOR      NONGUARANTOR      (PARENT      AND ELIMINATION    CONSOLIDATED
                                     SUBSIDIARIES    SUBSIDIARIES    CORPORATION)       ENTRIES           TOTAL
                                     ------------    ------------    -----------    ---------------    ------------
                                                                     (IN THOUSANDS)
NET SALES.........................     $335,896        $156,280        $   2,091       $(34,995)         $459,272
COSTS AND EXPENSES:
  Cost of sales...................      277,196         134,219            1,335        (34,995)          377,755
  Selling and administrative
     expenses.....................       39,660          13,467            4,368             --            57,495
                                       --------        --------        ---------       --------          --------
OPERATING INCOME (LOSS)...........       19,040           8,594           (3,612)            --            24,022
OTHER EXPENSE (INCOME):
  Interest expense................       10,387           4,300           10,503        (13,119)           12,071
  Interest income.................       (2,974)           (797)         (10,308)        13,119              (960)
  Foreign currency exchange
     loss (gain)..................         (324)            (68)           1,875             --             1,483
  Other...........................            3            (255)              (3)            --              (255)
                                       --------        --------        ---------       --------          --------
Income before provision (credit)
  for income taxes, minority
  interest, equity in (income)
  loss of joint ventures and
  subsidiaries....................       11,948           5,414           (5,679)            --            11,683
Provision (credit) for income
  taxes...........................        1,237           1,958           (1,937)            --             1,258
Minority interest.................           --             472               --             --               472
Equity in (income) loss of joint
  ventures........................       (1,222)         (2,655)              --             --            (3,877)
Equity in (income) of
  subsidiaries....................       (6,417)             --          (17,572)        23,989                --
                                       --------        --------        ---------       --------          --------
Net income........................     $ 18,350        $  5,639        $  13,830       $(23,989)         $ 13,830
                                       ========        ========        =========       ========          ========

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
                                          ========       ========       ========        =========        =========

                     WALBRO CORPORATION AND SUBSIDIARIES

(2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                                          FOR THE YEAR ENDED DECEMBER 31, 1996
                                       --------------------------------------------------------------------------
                                                                       WALBRO
                                                                     CORPORATION    CONSOLIDATION
                                        GUARANTOR     NONGUARANTOR     (PARENT     AND ELIMINATION   CONSOLIDATED
                                       SUBSIDIARIES   SUBSIDIARIES   CORPORATION)      ENTRIES          TOTAL
                                       ------------   ------------   -----------   ---------------   ------------
                                                                     (IN THOUSANDS)
Net cash provided by (used in)
  operating activities...............    $ 61,606       $ 50,441      $(75,409)         $  --          $ 36,638
                                         --------       --------      --------          -----          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of plant and
       equipment.....................     (38,884)       (60,417)          154             --           (99,147)
     Acquisitions, net of cash
       acquired......................          --         (1,018)           --             --            (1,018)
     Purchase of other assets........      (2,041)        (1,297)          (96)            --            (3,434)
     Investment in joint ventures and
       other.........................     (22,509)        10,609        10,449             --            (1,451)
     Proceeds/(payments) of
       intercompany note
       receivable....................          --             --            --             --                --
     Proceeds from disposal of
       assets........................           7            328         3,821             --             4,156
                                         --------       --------      --------          -----          --------
Net cash provided by (used in)
  investing activities...............     (63,427)       (51,795)       14,328             --          (100,894)
                                         --------       --------      --------          -----          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments)
       under revolving line-of-credit
       agreements....................          --          1,189        64,061             --            65,250
     Debt repayments.................        (555)          (141)         (408)            --            (1,104)
     Proceeds from issuance of
       long-term debt................       2,600            172            --             --             2,772
     Proceeds from issuance of common
       stock and options.............          --             --           771             --               771
     Financing fees paid ............          --             --          (508)            --              (508)
     Cash dividends paid ............          --             --        (3,439)            --            (3,439)
                                         --------       --------      --------          -----          --------
Net cash provided by (used in)
  financing activities...............       2,045          1,220        60,477             --            63,742
                                         --------       --------      --------          -----          --------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH...............................          --         (1,306)          241             --            (1,065)
                                         --------       --------      --------          -----          --------
NET INCREASE (DECREASE) IN CASH......         224         (1,440)         (363)            --            (1,579)
CASH AT BEGINNING OF YEAR............          75         19,219           498             --            19,792
                                         --------       --------      --------          -----          --------
CASH AT END OF YEAR..................    $    299       $ 17,779       $   135          $  --          $ 18,213
                                         ========       ========      ========          =====          ========

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
                                        ========       ========       ========         =======         ========

                     WALBRO CORPORATION AND SUBSIDIARIES

(2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

     Basis of Presentation -- In connection with the acquisition (the Dyno Acquisition) by the Company of the fuel systems business of Dyno Industrier A.S
(Dyno) and the execution of a $135,000,000 credit facility in July
1995, the Company issued $110,000,000 in aggregate principal amount of Senior Notes due in 2005 (the Notes). The Notes are guaranteed on a senior unsecured basis, jointly and severally, by each of the Company's principal wholly-owned domestic operating subsidiaries and certain of its indirect wholly-owned subsidiaries (the Guarantors). The Guarantors include Walbro Automotive Corporation, Walbro Engine Management Corporation, Whitehead Engineered Products, Inc. and Sharon Manufacturing Co. The condensed consolidating financial statements of the Guarantors are presented on pages 24 through 31 and should be read in connection with the consolidated financial statements of the Company. Separate financial statements of the Guarantors are not presented because the Guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes the condensed consolidating financial statements presented are more meaningful in understanding the financial position of the Guarantors.

     Distributions -- There are no significant restrictions on the ability of the Guarantors to make distributions to Walbro Corporation.

     Selling and Administrative Expenses -- During 1996 and 1995, the Parent Corporation allocated $10,422,000 and $3,637,000, respectively, of corporate selling and administrative expenses to its operating subsidiaries. No allocations were made during 1994.

                       WALBRO CORPORATION AND SUBSIDIARIES

(2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

     Long-term debt of the Parent Corporation and the Guarantors consisted of the following at December 31 (in thousands):


                                                                         1996              1995
                                                                        -------           ------
Senior notes due 2005, unsecured, stated interest at 9.875%
  (9.92% effective interest rate) net of unamortized discount of $331 and $369 as of December 31, 1996 and 1995,
  respectively.                                                         $109,669        $109,631
Revolving credit facility, secured, interest at the agent's base
  rate plus an additional margin ................................        114,062          50,000
Term loan from the State of Connecticut, secured, interest at 6%
  per annum, payable in monthly amounts from 1997 to 2005 .......          3,400             800
Senior notes, secured, interest at 7.68%, payable in annual
  amounts from 1998 to 2004......................................         45,000          45,000
Industrial revenue bond, issued by Town of Ossian, Indiana,
  interest at a variable municipal bond rate, due in 2023........          9,000           9,000
Industrial revenue bond, issued by City of Ligonier, Indiana, interest at a variable municipal bond rate plus 1%, payable in
  annual amounts from 2003 to 2007...............................          6,300           6,300
ESOP credit agreement, interest rate which approximates 86% of
  prime, payable in annual installments of $408..................            817           1,225
Capital lease obligations, interest at 7.5%, payable in monthly
  installments through February 2002.............................          3,640           4,195
Other............................................................             67              82
                                                                        --------        --------
                                                                         291,955         226,233
Less -- Current portion..........................................          1,007             963
                                                                        --------        --------
                                                                        $290,948        $225,270
                                                                        ========        ========


     For a more detailed description of the above indebtedness, see Note 5 of Notes to Consolidated Financial Statements.

     Aggregate minimum principal payment requirements on long-term debt, including capital lease obligations, in each of the five years subsequent to December 31, 1996 are as follows: 1997 - $1,007,000; 1998 - $7,584,000; 1999 -
$7,348,000; 2000 - $121,476,000;  2001 - $7,484,000 and thereafter -
$147,056,000.

                               INDEX TO EXHIBITS

                                                                                      Sequential
     Exhibits                                         Description                     Page No.
     --------                                         -----------                     ----------
       4.11          Amended and Restated Declaration of Trust of Walbro
                     Capital Trust among Walbro Corporation, as Sponsor,
                     Bankers Trust (Delaware), as Delaware Trustee and Lambert
                     E. Althaver, Daniel L. Hittler and Michael A. Shope, as
                     Regular Trustees.

       4.12          Indenture between Walbro Corporation and Bankers Trust
                     Company, as Indenture Trustee, dated as of February 3,
                     1997.

       4.13          Form of Preferred Security issued by Walbro Capital Trust.
                     (included as Exhibit A-1 to Exhibit 4.11 hereof).

       4.14          Convertible Debenture issued by Walbro Corporation to
                     Walbro Capital Trust (included as Exhibit A to Exhibit
                     4.12 hereof).

       4.15          Preferred Securities Guarantee Agreement between Walbro
                     Corporation, as Guarantor, and Bankers Trust Company, as
                     Guarantee Trustee with respect to the Preferred Securities of Walbro Capital Trust, dated as of February 3, 1997.

       10.21 Employment Agreement between the Company and L. E. Althaver, dated August 16, 1996. **

       10.22         Termination and Change of Control Agreement between the
                     Company and L.E. Althaver, dated August 16, 1996. **

       10.23         Employment Agreement between the Company and Daniel L.
                     Hittler, dated August 16, 1996. **

       10.24         Termination and Change of Control Agreement between the
                     Company and Daniel L. Hittler, dated August 16, 1996. **

       10.25         Employment Agreement between the Company and Michael A. Shope, dated August 16, 1996. **

       10.26         Termination and Change of Control Agreement between the
                     Company and Michael A. Shope, dated August 16, 1996. **

       10.27         Employment Agreement between the Company and Robert H.
                     Walpole, dated August 16, 1996. **

       10.28         Termination and Change of Control Agreement between the
                     Company and Robert H. Walpole, dated August 16, 1996. **

       10.29         Employment Agreement between the Company and R. H.
                     Whitehead III, dated August 16, 1996. **

       10.30 Termination and Change of Control Agreement between the Company and R. H. Whitehead III, dated August 16, 1996.**

       10.31         Employment Agreement between the Company and Frank E.
                     Bauchiero, dated October 3, 1996. **

       10.32 Termination and Change of Control Agreement between the Company and Frank E. Bauchiero, dated October 3, 1996. **

       13.1 1996 Annual Report to Stockholders. With the exception of the information incorporated by reference into Items 5, 6, 7, 8 and 14(a)(1) of this Form 10-K, the 1996 Annual Report to Stockholders is not deemed filed as part of this report.

       21.1          Subsidiaries of the Company.

       23.1 Consent of Arthur Andersen LLP, independent public accountants.

       27.1          Financial Data Schedule.