Form 10-Q
period 1997-03-31
WALBRO CORP
filed 1997-05-15
CIK 104174

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                 For The Quarterly Period ended March 31, 1997
                         Commission File Number 0-6955


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

                               Yes   X    No
                                   -----    ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 9, 1997


                      Common Stock (one class): 8,652,737

                                   PART I
                            FINANCIAL INFORMATION

                 ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

            INTRODUCTION TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated financial statements of Walbro Corporation and subsidiaries (the "Company") have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements of the Company should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1996.

     The financial information presented reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for interim periods presented. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)


                                                           3/31/97        12/31/96
                                                           -------        --------
ASSETS                                                       (Unaudited)
CURRENT ASSETS:
  CASH                                                  $     20,471   $     18,213
  ACCOUNTS RECEIVABLE (NET)                                  145,932        126,509
  INVENTORIES                                                 47,554         50,588
  OTHER CURRENT ASSETS                                        15,446         16,206
                                                        ------------   ------------

    TOTAL CURRENT ASSETS                                     229,403        211,516

PROPERTY, PLANT & EQUIPMENT:
  LAND, BUILDINGS & IMPROVEMENTS                              78,864         74,931
  MACHINERY & EQUIPMENT                                      285,618        285,376
                                                        ------------   ------------
    SUBTOTAL                                                 364,482        360,307
  LESS: ACCUMULATED DEPRECIATION                             (85,685)       (80,420)
                                                        ------------   ------------

    NET PROPERTY, PLANT & EQUIPMENT                          278,797        279,887

OTHER ASSETS:
  GOODWILL (NET)                                              35,387         35,998
  JOINT VENTURES, INVESTMENTS & OTHER                         68,514         62,248
                                                        ------------   ------------

    TOTAL OTHER ASSETS                                       103,901         98,246
                                                        ------------   ------------

    TOTAL ASSETS                                        $    612,101   $    589,649
                                                        ============   ============

The accompanying notes are an integral part of these consolidated balance sheets.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)


                                                                               3/31/97     12/31/96
                                                                               -------     --------
LIABILITIES                                                                  (Unaudited)
CURRENT LIABILITIES:
  CURRENT PORTION LONG-TERM DEBT                                          $     1,068   $    1,089
  NOTES PAYABLE-BANKS                                                          21,785       22,072
  ACCOUNTS PAYABLE                                                             70,215       77,939
  ACCRUED LIABILITIES                                                          39,332       42,141
                                                                          -----------   ----------

    TOTAL CURRENT LIABILITIES                                                 132,400      143,241

LONG-TERM LIABILITIES:
  LONG-TERM DEBT, NET OF CURRENT                                              261,359      291,723
  OTHER LONG-TERM LIABILITIES                                                  18,360       16,952
                                                                          -----------   ----------

    TOTAL LONG-TERM LIABILITIES                                               279,719      308,675

COMPANY-OBLIGATED MANDATORILY REDEEMABLE CON-
  VERTIBLE PREFERRED SECURITIES OF WALBRO CAPITAL
  TRUST HOLDING SOLELY CONVERTIBLE DEBENTURES                                  69,000           --

STOCKHOLDERS' EQUITY
COMMON STOCK, $.50 PAR VALUE;                                                   4,326        4,326
  AUTHORIZED 25,000,000;
  OUTSTANDING 8,652,737 IN 1997 AND
  8,652,737 IN 1996
PAID-IN CAPITAL                                                                65,674       65,674
RETAINED EARNINGS                                                              75,536       74,039
OTHER STOCKHOLDERS' EQUITY                                                    (14,554)      (6,306)
                                                                          -----------   ----------

    TOTAL STOCKHOLDERS' EQUITY                                                130,982      137,733
                                                                          -----------   ----------


    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $   612,101   $  589,649
                                                                          ===========   ==========


The accompanying notes are an integral part of these consolidated balance sheets.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

                                                         THREE MONTHS ENDED
                                                     03/31/97         03/31/96
                                                     --------         --------
                                                            (Unaudited)
NET SALES                                         $     154,019    $     152,966

COST OF SALES & EXPENSES:
   COST OF SALES                                        129,821          124,178
   SELLING AND ADMINISTRATIVE EXPENSES                   12,368           14,163
   RESEARCH & DEVELOPMENT EXPENSES                        3,350            4,957
                                                  -------------    -------------

OPERATING INCOME                                          8,480            9,668

OTHER EXPENSE (INCOME):
   INTEREST EXPENSE                                       5,775            5,055
   INTEREST INCOME                                         (131)            (168)
   OTHER (INCOME) EXPENSE                                (1,089)              (6)
                                                  -------------    -------------

INCOME BEFORE INCOME TAXES, MINORITY
 INTEREST, AND JOINT VENTURES                             3,925            4,787

PROVISION FOR INCOME TAXES                                1,380            1,286
MINORITY INTEREST                                           984               98
EQUITY IN (INCOME) OF JOINT VENTURES                       (801)          (1,131)
                                                  -------------    -------------

NET INCOME                                        $       2,362    $       4,534
                                                  =============    =============


NET INCOME PER SHARE                                      $0.27            $0.53

AVERAGE SHARES OUTSTANDING                            8,674,447        8,620,942

The accompanying notes are an integral part of these consolidated statements.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)                                                    THREE MONTHS ENDED
                                                             03/31/97           03/31/96
                                                             --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:                                (Unaudited)
  NET INCOME                                              $      2,362       $      4,534
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    DEPRECIATION & AMORTIZATION                                  8,180              7,251
    (GAIN) LOSS ON DISPOSITION OF ASSETS                           123                125
    MINORITY INTEREST                                              110                 98
    (INCOME) OF JOINT VENTURES                                    (801)            (1,131)
    CHANGES IN ASSETS AND LIABILITIES:
      DEFERRED INCOME TAXES                                        108                244
      PENSION OBLIGATIONS & OTHER                                 (592)              (165)
      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                  (4,182)             7,620
      ACCOUNTS RECEIVABLE, NET                                 (20,412)           (22,457)
      INVENTORIES                                                1,646             (1,224)
      PREPAID EXPENSES AND OTHER                                  (578)            (4,160)
                                                          ------------       ------------
      TOTAL ADJUSTMENTS                                        (16,398)           (13,799)
                                                          ------------       ------------
    NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                                      (14,036)            (9,265)

CASH FLOWS FROM INVESTING ACTIVITIES:
  PURCHASE OF FIXED ASSETS                                     (14,232)           (12,491)
  PURCHASE OF OTHER ASSETS                                        (206)              (376)
  INVESTMENT IN JOINT VENTURES & OTHER                          (2,654)              (245)
  PROCEEDS FROM DISPOSAL OF ASSETS                                  24                  0
                                                          ------------       ------------
    NET CASH USED IN INVESTING ACTIVITIES                      (17,068)           (13,112)

CASH FLOWS FROM FINANCING ACTIVITIES:
  BORROWINGS UNDER LINES-OF-CREDIT                              32,187             42,555
  REPAYMENTS UNDER LINES-OF-CREDIT                             (61,562)           (21,900)
  DEBT REPAYMENTS                                                 (143)              (552)
  PROCEEDS FROM ISSUANCE OF STOCK
   & OPTIONS                                                    69,000                392
  FINANCING FEES PAID                                           (3,241)              (328)
  CASH DIVIDENDS PAID                                             (865)              (858)
                                                          ------------       ------------
    NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                                      35,376             19,309

  EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (2,014)              (204)
                                                          ------------       ------------

  NET INCREASE (DECREASE) IN CASH                                2,258             (3,272)
  CASH BEGINNING BALANCE                                        18,213             19,792
                                                          ------------       ------------

  CASH ENDING BALANCE                                     $     20,471       $     16,520
                                                          ============       ============


The accompanying notes are an integral part of these consolidated statements.

                      WALBRO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  PREFERRED SECURITIES OFFERING

     In February 1997, the Company completed an offering of 2,760,000 shares or $69 million of Convertible Preferred Securities of Walbro Capital Trust, a wholly-owned subsidiary of the Company, at a face value of $25 per share and an interest rate of 8% per annum. The preferred securities are convertible into common stock of the Company at the option of the security holder anytime after April 4, 1997. Each share of preferred stock will yield 1.1737 shares of common stock of the Company upon conversion. Net proceeds of the offering were approximately $66 million and were used to repay a portion of the Company's credit facility.

(2) EARNINGS PER SHARE

     During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which changes the calculation of earnings per share to be more consistent with countries outside of the United States. In general, the statement requires two calculations of earnings per share to be disclosed, basic EPS and diluted EPS. Basic EPS is to be computed using only weighted average shares outstanding. Diluted EPS is to be computed using the average share price for the period when calculating the dilution of options and warrants. This statement must be adopted by the Company in its December 31, 1997 consolidated financial statements and early adoption is not permitted. If this statement had been adopted for the periods presented, the net income and per share amounts would have been as follows (unaudited: in thousands, except per share data):



                                             Three Months Ended
                                             ------------------

                                           March 31,    March 31,
                                             1997         1996
                                             ----         ----

          Net income                        $2,362       $4,534

          Basic net income per share        $0.27        $0.53

          Diluted net income per share      $0.27        $0.53


(3)  INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories include raw material and component parts, work-in-process and finished products. Work-in-process and finished products inventories include material, labor and manufacturing overhead costs.

     Inventories are comprised of the following:


                                          March 31,    December 31,
                                            1997           1996
                                            ----           ----
                                              (in thousands)
            Raw materials and components  $23,343        $23,964
            Work-in-process                 9,572         10,620
            Finished products              14,639         16,004
                                          -------        -------

                                          $47,554        $50,588
                                          -------        -------

                     WALBRO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                                                                 as of Mar. 31, 1997
                                              ---------------------------------------------------------------------------------
                                                                                   Walbro
                                                                                 Corporation     Consolidation
                                                  Guarantor    Nonguarantor        (Parent      and Elimination    Consolidated
                                                Subsidiaries   Subsidiaries     Corporation)        Entries           Total
                                                ------------   ------------     ------------    --------------     ------------
                                                                     (in thousands, except share data)
ASSETS
CURRENT ASSETS
 Cash                                              $  2,540      $ 17,525      $    406       $      -               $ 20,471
 Accounts receivable, net                            79,090        66,077           765              -                145,932
 Accounts receivable, intercompany                 (101,525)      (15,207)      128,410         (11,678)                   -
 Inventories                                         24,235        20,692         2,627              -                 47,554
 Prepaid expenses and other                           3,556         5,478           600              -                  9,634
 Deferred and refundable income taxes                 1,076         1,290         3,446              -                  5,812
                                                   --------------------------------------------------------------------------
   Total current assets                               8,972        95,855       136,254         (11,678)              229,403
                                                   --------------------------------------------------------------------------
PLANT AND EQUIPMENT, NET                            126,480       144,316         7,893             108               278,797
                                                   --------------------------------------------------------------------------
OTHER ASSETS:
 Funds held for construction                          1,140            -             -               -                  1,140
 Joint ventures                                      12,794        17,656            -               -                 30,450
 Investments                                        110,646        24,709       100,061        (229,600)                5,816
 Goodwill, net                                       23,125        12,408          (146)             -                 35,387
 Notes receivable                                     1,116        72,471       205,181        (275,451)                3,317
 Deferred income taxes                                   -          1,844         4,871              -                  6,715
 Other                                                9,038         2,326         9,712              -                 21,076
                                                   --------------------------------------------------------------------------
   Total other assets                               157,859       131,414       319,679        (505,051)              103,901
                                                   --------------------------------------------------------------------------
 Total assets                                      $293,311      $371,585      $463,826       $(516,621)             $612,101
                                                   ==========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt                 $    598      $     61      $    409       $      -               $  1,068
 Bank and other borrowings                               -         21,785            -               -                 21,785
 Accounts payable                                    30,708        50,694         2,453         (13,640)               70,215
 Accrued liabilities                                 18,397        18,911         7,141          (5,982)               38,467
 Dividends payable                                       -            874           865            (874)                  865
                                                   --------------------------------------------------------------------------
   Total current liabilities                         49,703        92,325        10,868         (20,496)              132,400
                                                   --------------------------------------------------------------------------
LONG-TERM LIABILITIES
 Long-term debt, less current portion               171,529        82,176       310,587        (302,933)              261,359
 Pension obligations                                     -          2,131         7,970              -                 10,101
 Deferred income taxes                                   -          3,402         3,419              -                  6,821
 Minority interest                                       -          1,438            -               -                  1,438
                                                   --------------------------------------------------------------------------
   Total long-term liabilities                      171,529        89,147       321,976        (302,933)              279,719
                                                   --------------------------------------------------------------------------
REDEEMABLE PREFERRED STOCK                               -         69,000            -               -                 69,000
STOCKHOLDERS' EQUITY
 Common stock, $.50 par value;
   authorized 25,000,000; outstanding
   8,652,737 in 1997; 8,652,737 in 1996                  -         19,853         4,326         (19,853)                4,326
 Paid-in capital                                         -         74,684        65,674         (74,684)               65,674
 Retained earnings                                   72,059        35,334        75,536        (107,393)               75,536
 Deferred compensation                                   -             -           (668)             -                   (668)
 Minimum pension liability adjustment                    -             -             -               -                     -
 Unrealized gain on securities available for sale        -             -            593              -                    593
 Cumulative translation adjustments                      20        (8,758)      (14,479)          8,738               (14,479)
                                                   --------------------------------------------------------------------------
   Total stockholders' equity                        72,079       121,113       130,982        (193,192)              130,982
                                                   --------------------------------------------------------------------------
   Total liabilities and stockholders' equity      $293,311      $371,585      $463,826       $(516,621)             $612,101
                                                   ==========================================================================

                     WALBRO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                                                                  as of December 31, 1996
                                                 ---------------------------------------------------------------------------------
                                                                                      Walbro
                                                                                    Corporation     Consolidation
                                                   Guarantor      Nonguarantor        (Parent      and Elimination    Consolidated
                                                 Subsidiaries     Subsidiaries     Corporation)        Entries           Total
                                                 ------------     ------------     ------------    --------------     ------------
                                                                           (in thousands, except share data)
ASSETS
CURRENT ASSETS
 Cash                                              $    299          $ 17,779         $    135       $      -           $  18,213
 Accounts receivable, net                            67,944            57,823              742              -             126,509
 Accounts receivable, intercompany                  (81,610)              115          101,752         (20,257)                -
 Inventories                                         25,219            22,884            2,485              -              50,588
 Prepaid expenses and other                           4,464             5,851              920              -              11,235
 Deferred and refundable income taxes                   509             1,016            3,446              -               4,971
                                                   ------------------------------------------------------------------------------
   Total current assets                              16,825           105,468          109,480         (20,257)           211,516
                                                   ------------------------------------------------------------------------------
PLANT AND EQUIPMENT, NET                            121,084           150,699            7,995             109            279,887
                                                   ------------------------------------------------------------------------------
OTHER ASSETS:
 Funds held for construction                          1,140                -                -               -               1,140
 Joint ventures                                      10,629            18,326               -               -              28,955
 Investments                                        118,673            24,723          104,084        (241,753)             5,727
 Goodwill, net                                       23,238            12,877             (117)             -              35,998
 Notes receivable                                     1,074                -           204,884        (204,690)             1,268
 Deferred income taxes                                   -                543            4,871              -               5,414
 Other                                                8,890             2,926            7,928              -              19,744
                                                   ------------------------------------------------------------------------------
   Total other assets                               163,644            59,395          321,650        (446,443)            98,246
                                                   ------------------------------------------------------------------------------
 Total assets                                      $301,553          $315,562         $439,125       $(466,591)         $ 589,649
                                                   ==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt                 $    598          $     82         $    409       $      -           $   1,089
 Bank and other borrowings                               -             22,072               -               -              22,072
 Accounts payable                                    34,690            61,068            8,981         (26,800)            77,939
 Accrued liabilities                                 17,046            16,498           10,633          (2,901)            41,276
 Dividends payable                                       -                 -               865              -                 865
                                                   ------------------------------------------------------------------------------
   Total current liabilities                         52,334            99,720           20,888         (29,701)           143,241
                                                   ------------------------------------------------------------------------------
LONG-TERM LIABILITIES
 Long-term debt, less current portion               171,675            83,820          269,141        (232,913)           291,723
 Pension obligations                                     -              2,826            7,892              -              10,718
 Deferred income taxes                                   -              1,443            3,471              -               4,914
 Minority interest                                       -              1,320               -               -               1,320
                                                   ------------------------------------------------------------------------------
   Total long-term liabilities                      171,675            89,409          280,504        (232,913)           308,675
                                                   ------------------------------------------------------------------------------
REDEEMABLE PREFERRED STOCK                               -                 -                -               -                  -
STOCKHOLDERS' EQUITY
 Common stock, $.50 par value;
   authorized 25,000,000; outstanding
   8,652,737 in 1997; 8,652,737 in 1996                  -             19,853            4,326         (19,853)             4,326
 Paid-in capital                                         -             74,637           65,674         (74,637)            65,674
 Retained earnings                                   77,524            33,569           74,039        (111,093)            74,039
 Deferred compensation                                   -                 -              (967)             -                (967)
 Minimum pension liability adjustment                    -                 -                -               -                  -
 Unrealized gain on securities available for sale        -                 -               688              -                 688
 Cumulative translation adjustments                      20            (1,626)          (6,027)          1,606             (6,027)
                                                   ------------------------------------------------------------------------------
   Total stockholders' equity                        77,544           126,433          137,733        (203,977)           137,733
                                                   ------------------------------------------------------------------------------
   Total liabilities and stockholders' equity      $301,553          $315,562         $439,125       $(466,591)         $ 589,649
                                                   ==============================================================================

                     WALBRO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                                                             Three Months Ended Mar. 31, 1997
                                                  ---------------------------------------------------------------------------------
                                                                                       Walbro
                                                                                     Corporation     Consolidation
                                                    Guarantor      Nonguarantor        (Parent      and Elimination    Consolidated
                                                  Subsidiaries     Subsidiaries     Corporation)        Entries           Total
                                                  ------------     ------------     ------------    --------------     ------------
                                                                             (in thousands, except share data)
NET SALES                                          $  83,462         $ 76,336         $    340         $  (6,119)          $154,019
COSTS AND EXPENSES:
 Cost of sales                                        69,021           66,641              278            (6,119)           129,821
 Selling, administration & other expenses              8,162            5,293            2,263                -              15,718
                                                  ---------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                6,279            4,402           (2,201)               -               8,480
OTHER EXPENSE (INCOME):
 Interest expense                                      4,009            1,737            6,335            (6,306)             5,775
 Interest income                                      (1,134)            (899)          (4,404)            6,306               (131)
 Foreign currency exchange loss(gain)                     28              (71)              15                -                 (28)
 Other                                                (1,038)             (23)              -                 -              (1,061)
                                                  ---------------------------------------------------------------------------------
 Income before provision for income taxes,
   minority interest, equity in (income) loss
   of joint ventures and subsidiaries                  4,414            3,658           (4,147)               -               3,925
 Provision (credit) for income taxes                   1,527            1,405           (1,552)               -               1,380
 Minority Interest                                        -               984               -                 -                 984
 Equity in (income) loss of joint ventures              (300)            (501)              -                 -                (801)
 Equity in (income) of subsidiaries                   (1,793)             (52)          (4,957)            6,802                 -
                                                  ---------------------------------------------------------------------------------
 Net Income                                       $    4,980         $  1,822         $  2,362         $  (6,802)           $ 2,362
                                                  =================================================================================

                     WALBRO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                                                             Three Months Ended Mar. 31, 1996
                                                  ---------------------------------------------------------------------------------
                                                                                       Walbro
                                                                                     Corporation     Consolidation
                                                    Guarantor      Nonguarantor        (Parent      and Elimination    Consolidated
                                                  Subsidiaries     Subsidiaries     Corporation)        Entries           Total
                                                  ------------     ------------     ------------    --------------     ------------
                                                                          (in thousands, except share data)
NET SALES                                             $87,611         $ 71,572        $     672        $  (6,889)       $ 152,966
COSTS AND EXPENSES:
 Cost of sales                                         70,900           59,607              560           (6,889)         124,178
 Selling, administration & other expenses               9,467            6,816            2,836               -            19,119
                                                      ---------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                 7,244            5,149           (2,724)              -             9,669
OTHER EXPENSE (INCOME):
 Interest expense                                       3,964            1,790            4,875           (5,574)           5,055
 Interest income                                       (1,095)            (574)          (4,073)           5,574             (168)
 Foreign currency exchange loss(gain)                      (1)              -               186               -               185
 Other                                                   (349)             159               -                -              (190)
                                                      ---------------------------------------------------------------------------
 Income before provision for income taxes,
   minority interest, equity in (income) loss
   of joint ventures and subsidiaries                   4,725            3,774           (3,712)              -             4,787
 Provision (credit) for income taxes                    1,707            1,099           (1,520)              -             1,286
 Minority Interest                                         -                98               -                -                98
 Equity in (income) loss of joint ventures               (338)            (793)              -                -            (1,131)
 Equity in (income) of subsidiaries                    (3,478)              -            (6,725)          10,203               -
                                                      ---------------------------------------------------------------------------
 Net Income                                           $ 6,834         $  3,370        $   4,533        $ (10,203)       $   4,534
                                                      ===========================================================================


                     WALBRO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                                                                     Three Months Ended Mar. 31, 1997
                                                      ---------------------------------------------------------------------------
                                                                                        Walbro
                                                                                      Corporation     Consolidation
                                                        Guarantor   Nonguarantor        (Parent      and Elimination Consolidated
                                                      Subsidiaries  Subsidiaries     Corporation)        Entries        Total
                                                      ------------  ------------     ------------    --------------  ------------
                                                                           (in thousands, except share data)
Net cash provided by (used in) operating activities     $  15,267   $   8,273         $  (37,576)         $  -         $ (14,036)
                                                        ------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of plant and equipment                           (8,192)     (5,945)               (95)            -           (14,232)
 Acquisitions, net of cash acquired                            -           -                  -              -                -
 Purchase of other assets                                    (359)         22                131             -              (206)
 Investment in joint ventures and other                    (4,329)       (164)             1,839             -            (2,654)
 Proceeds/(payments) of intercompany note rec.                 -           -                  -              -                -
 Proceeds from disposal of assets                              (1)         25                 -              -                24
                                                        ------------------------------------------------------------------------
Net cash provided by(used in) investing activities        (12,881)     (6,062)             1,875             -           (17,068)
                                                        ------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings (repayments) under revolving
   line-of-credit agreements                                   -       (1,813)           (27,562)            -           (29,375)
 Debt repayments                                             (145)          2                 -              -              (143)
 Proceeds from issuance of long-term debt                      -      (69,000)            69,000             -                -
 Proceeds from issuance of stock
   and options                                                 -       69,000                 -              -            69,000
 Financing fees paid                                           -           -              (3,241)            -            (3,241)
 Cash dividends paid                                           -           -                (865)            -              (865)
                                                        ------------------------------------------------------------------------
Net cash provided by(used in) financing activities           (145)     (1,811)            37,332             -            35,376
                                                        ------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON
 CASH                                                          -         (654)            (1,360)            -            (2,014)
                                                        ------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                             2,241        (254)               271             -             2,258
CASH AT BEGINNING OF YEAR                                     299      17,779                135             -            18,213
                                                        ------------------------------------------------------------------------
CASH AT END OF PERIOD                                   $   2,540   $  17,525         $      406          $  -         $  20,471
                                                        ========================================================================


                     WALBRO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                                                                    Three Months Ended Mar. 31, 1996
                                                     ----------------------------------------------------------------------------
                                                                                       Walbro
                                                                                     Corporation     Consolidation
                                                        Guarantor  Nonguarantor        (Parent      and Elimination   Consolidated
                                                      Subsidiaries Subsidiaries     Corporation)        Entries          Total
                                                      ------------ ------------     ------------    --------------    ------------
                                                                         (in thousands, except share data)
Net cash provided by (used in) operating activities     $   11,977    $     572        $  (21,814)        $   -        $ (9,265)
                                                        -----------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of plant and equipment                            (5,202)      (6,863)             (426)            -         (12,491)
 Acquisitions, net of cash acquired                             -            -                 -              -              -
 Purchase of other assets                                     (200)        (178)                2             -            (376)
 Investment in joint ventures and other                     (6,287)       2,544             3,498             -            (245)
 Proceeds/(payments) of intercompany note rec.                  -            -                 -              -              -
 Proceeds from disposal of assets                               -            -                 -              -              -
                                                        -----------------------------------------------------------------------
Net cash provided by(used in) investing activities         (11,689)      (4,497)            3,074             -         (13,112)
                                                        -----------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings (repayments) under revolving
   line-of-credit agreements                                    -         1,555            19,100             -          20,655
 Debt repayments                                              (136)        (416)               -              -            (552)
 Proceeds from issuance of long-term debt                       -            -                 -              -              -
 Proceeds from issuance of stock
   and options                                                  -            -                392             -             392
 Financing fees paid                                            -            -               (328)            -            (328)
 Cash dividends paid                                            -            -               (858)            -            (858)
                                                        -----------------------------------------------------------------------
Net cash provided by(used in) financing activities            (136)       1,139            18,306             -          19,309
                                                        -----------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON
 CASH                                                           -          (357)              153             -            (204)
                                                        -----------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                152       (3,143)             (281)            -          (3,272)
CASH AT BEGINNING OF YEAR                                       75       19,219               498             -          19,792
                                                        -----------------------------------------------------------------------
CASH AT END OF PERIOD                                   $      227    $  16,076        $      217         $   -        $ 16,520
                                                        =======================================================================



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             Results of Operations


THREE MONTHS ENDED MARCH 31, 1997 VS. THREE MONTHS ENDED MARCH 31, 1996

     Net sales in the first quarter of 1997 increased 0.7% to $154.0 million compared to $153.0 million for the same period of 1996. Sales of automotive products declined slightly to $113.7 million for the first quarter of 1997 compared to $114.4 million for the same period of 1996. Sales of small engine products increased 1.3% to $31.5 million for the first quarter of 1997 compared to $31.1 million for the same period of 1996.

     Sales of automotive products were lower than expected for the first quarter of 1997 because of continued in-sourcing of fuel pumps and fuel modules by a major U.S. customer and because of the strong U.S. dollar currency impact on foreign sales. The in-sourcing represented an $11.0 million decline in sales for the first quarter of 1997 compared to the same period of 1996 and the in-sourcing decline is expected to be completed by the end of the second quarter of 1997. Sales of plastic fuel tanks in Europe for the first quarter of 1997 increased by only 0.8% because of foreign currency exchange rates. Without the currency effect European sales would have increased by approximately 10%. Sales of plastic fuel tanks in Brazil, which began initial production in November 1996, added $3.0 million to sales for the first quarter of 1997.

     Sales of small engine products increased as a result of higher sales of ignition system products partially offset by lower sales of small engine carburetors in the U.S. Shipments to U.S. original equipment customers were lower because of customer's high inventories of lawn-and-garden equipment due to last year's poor spring and summer sales. Sales of small engine products increased by 8.5% in Japan in spite of the lower yen exchange rate. Without the currency effect Japan sales would have increased by approximately 24%.

     Sales to the aftermarket increased 15.3% to $6.8 million for the first quarter of 1997 compared to $5.9 million for the same period of 1996. Increased sales of automotive products to aftermarket customers more than offset a small decline in small engine carburetor aftermarket sales.

     Cost of sales for the first quarter of 1997 increased 4.5% to $129.8 million compared to $124.2 million for the same period of 1996, while cost of sales as a percent of net sales was 84.3% compared to 81.2% for the same 1996 period resulting in a gross margin decline of 3.1 percentage points. The automotive products gross margin decline resulted from lower volume of fuel pumps and fuel modules in the U.S., lower volume of plastic fuel tanks in the two largest plants in Europe and new plant start-up costs in Brazil. In addition, automotive products gross margin was $2 million lower because it included some engineering costs in 1997 that were included in research and development costs in 1996. The small engine products gross margin decline resulted from lower volume of carburetors and new plant start-up costs in China.

     Selling and administrative ("S & A") expenses decreased 11.4% for the first quarter of 1997 compared to the first quarter of 1996. S & A expenses declined as a result of cost control programs in most areas of the Company. S & A expenses as a percent of net sales were 8.0% for the first quarter of 1997 compared to 9.1% for the same period of 1996.

     Research and development ("R & D") expenses decreased 32.4%. As reported above, $2.0 million of engineering expenses were included in cost of sales that were reported as R & D expenses in first quarter of 1996. If the $2.0 million of engineering expenses were included as R & D expense in 1997, R & D would have increased by 7.9% as efforts were expanded to develop new products to meet EPA regulations for small engine exhaust emissions.

     Interest expense increased 14.2% for the first quarter of 1997 compared to the same period in 1996 because of higher borrowings for additional working capital and for capital expenditures.

     Other income was $1.1 million for the first quarter of 1997 compared to zero for the first quarter of 1996. The increase was due to higher royalty income from the Company's joint ventures.

     Provision for income taxes was 7.3% higher for the first quarter of 1997 compared to the same period of 1996 of a larger amount of R & D tax credits available in 1996 resulting in a lower effective tax rate.

     Minority Interest increased by $0.9 million in the first quarter of 1997 compared to the same period of 1996 because of the preferred dividends due on the Convertible Preferred Securities of Walbro Capital Trust issued in February 1997.

     The equity in income from joint ventures in the first quarter of 1997 was $0.8 million versus the comparable period income of $1.1 million in 1996, because of lower profitability at Marwal Systems (France) and Marwal Brasil as these joint ventures began paying royalties to the Company.

     Net income for the first quarter of 1996 was $2.4 million, a decrease of 46.7% compared to $4.5 million for the same period last year, as a result of the reasons described above. Net income per share for the first quarter of 1997 was $.27 compared with $.53 for the same 1996 period.


                         Foreign Currency Transactions

     Approximately 52% of the Company's sales during the first three months of 1997 were derived from international manufacturing operations in Europe, Asia, South America and Mexico. The financial position and the results of operations of the Company's subsidiaries in Europe (35% of sales), Japan (5% of sales), South America (2% of sales) and China (1% of sales) are measured in local currency of the countries in which they operate and translated into U.S. dollars. The effects of foreign currency fluctuations in Europe, South America, Japan and China are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which sales are generated and the reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar.

     For the Company's subsidiary in Singapore (2% of sales) the expenses are generally incurred in the local currency, but sales are generated in U.S. dollars; therefore, results of operations are more directly influenced by a weakening or strengthening of the local currency. The Company's subsidiary in Mexico (7% of sales) operates as a maquiladora, or contract manufacturer, where certain direct manufacturing expenses are incurred in the local currency and sales are generated in U.S. dollars. Thus, results of operations of the Company's subsidiary in Mexico are also more directly influenced by a weakening or strengthening of the local currency.

     Approximately 52% of the Company's assets at March 31, 1997, are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company's consolidated shareholders' equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar. In addition, the Company has equity investments in unconsolidated joint ventures in France, Brazil, Mexico, Japan and Korea. The Company's reported income from these joint ventures will be higher or lower depending upon a weakening or strengthening of the U.S. dollar.

     The Company's strategy for management of currency risk relies primarily upon the use of forward currency exchange contracts to manage its exposure to foreign currency fluctuations related to its firm transaction commitments in foreign currencies.

                        Liquidity and Capital Resources

     As of March 31, 1997, the Company had outstanding $22.9 million in short-term debt, including current portion of long-term debt, and $261.4 million in long-term debt. The approximate minimum principal payments required on the Company's long-term debt in each of the five fiscal years subsequent to December 31, 1996 are $1.1 million in 1997, $7.7 million in 1998, $7.4 million in 1999, $121.6 million in 2000, $7.6 million in 2001 and $147.5 million thereafter.

     At March 31, 1997, the Company had available to it approximately $41 million under its credit facility with a group of commercial banks. In February 1997, the Company completed an offering of 2,760,000 shares or $69 million of Convertible Preferred Securities of Walbro Capital Trust. The net proceeds were used to pay down borrowings on the credit facility.

     The Company's plans for 1997 capital expenditures for facilities, equipment and tooling total approximately $60 million. The Company intends to finance the capital expenditures with the credit facility and cash from operations.

     Management believes that the Company's long-term cash needs will continue to be provided principally by operating activities supplemented, to the extent required, by borrowing under the Company's existing and future credit facilities. Management expects to replace these credit facilities as they expire with comparable facilities.

     As of March 31, 1997, accounts receivable amounted to $145.9 million, an increase of $10.9 million, compared to March 31, 1996. The increase was due to longer collection periods. The average collection period at March 31, 1997 was 85.3 days compared to 79.4 days at March 31, 1996. The higher average collection period was due to more foreign sales with longer payment terms.

Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995

     The statements contained in this discussion that are not historical facts are forward-looking statements subject to the safe harbor created by the Securities Litigation Reform Act of 1995. The Company cautions readers of this discussion that a number of important factors could cause the Company's actual consolidated results for 1997 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These important factors include, without limitation, changes in demand for automobiles and light trucks, relationships with significant customers, price pressures, the timing and structure of future acquisitions or dispositions, impact of environmental regulations, continued availability of adequate funding sources, currency and other risks inherent in international sales, and general economic and business conditions. These important factors and other factors which could affect the Company's results are more fully disclosed in the Company's filings with the Securities and Exchange Commission. Readers of this discussion are referred to such filings.

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following exhibit is filed with this report:

      Exhibit No.

      27.1  Financial Data Schedule

(b)   Reports on Form 8-K

      The only report of Form 8-K filed by the Company during the quarter ended March 31, 1997 was filed on January 7, 1997 reporting Item 7. Financial statements filed with the report on Form 8-K were:

      Financial Statements of Marwal Systems S.N.C.

      The following Financial Statements of Marwal Systems S.N.C. as of December 31, 1995, 1994, and 1993 and for the years ended December 31, 1995, 1994, and 1993 were included:

      Letter of Confirmation
      Report of Independent Public Accountants for 1995
      Balance Sheet as of December 31, 1995
      Income Statement for the year ended December 31, 1995
      Notes to the Financial Statements for 1995
      Report of Independent Public Accountants for 1994
      Balance Sheet as of December 31, 1994
      Income Statement for the year ended December 31, 1994
      Notes to the Financial Statements for 1994
      Report of Independent Public Accountants for 1993
      Balance Sheet as of December 31, 1993
      Income Statement for the year ended December 31, 1993
      Notes to the Financial Statements for 1993

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     WALBRO CORPORATION
                                     (Registrant)


Dated:  May 13, 1997                 /s/ L. E. Althaver
                                     ------------------------------------
                                     L. E. Althaver, Chairman, President
                                     and Chief Executive Officer


Dated:  May 13, 1997                 /s/Michael A. Shope
                                     ------------------------------------
                                     Michael A. Shope
                                     Chief Financial Officer and Treasurer

                                EXHIBIT INDEX


EXHIBIT
  NO.           DESCRIPTION
-------         -----------

 27.1        Financial Data Schedule