Form 10-K/A
period 1996-12-31
WALBRO CORP
filed 1997-06-24
CIK 104174

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                  FORM 10-K/A
                               (Amendment No. 1)

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1996
                         Commission File Number 0-6955
                         -----------------------------

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

                                   8,652,737
                                   ---------

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

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K

    (a)  The following documents are filed as part of this Form 10-K:

         1. The following consolidated financial statements of the Company and its subsidiaries, together with the applicable report of independent public accountants, included in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996 (the "1996 Annual Report"), are incorporated by reference to Item 8 of the Company's 1996 Annual Report on Form 10-K:

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

                 Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994.

                 Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994.

                 Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

                 Notes to Consolidated Financial Statements.

         2. The following consolidated financial information of the Company and its subsidiaries for the three years ended December 31, 1996, 1995 and 1994 are incorporated by reference to the Company's 1996 Annual Report on Form 10-K.

                 Report of Independent Public Accountants.

                 Supplemental Note to Consolidated Financial Statements.

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




Exhibit No.
-----------

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

4.11 Amended and Restated Declaration of Trust of Walbro Capital Trust, dated as of February 3, 1997, among Walbro Corporation, as Sponsor, Bankers Trust (Delaware), as Delaware Trustee and Lambert E. Althaver, Daniel L. Hittler and Michael A. Shope, as Regular Trustees filed as
       Exhibit 4.11 to the Company's Annual Report on Form 10-K, incorporated herein by reference.

4.12 Indenture between Walbro Corporation and Bankers Trust Company, as Indenture Trustee, dated as of February 3, 1997 filed as Exhibit 4.12 to the Company's Annual Report on Form 10-K, incorporated herein by reference.

 4.13 Form of Preferred Security issued by Walbro Capital Trust (included as Exhibit A-1 to Exhibit 4.11 hereof).

 4.14 Convertible Debenture issued by Walbro Corporation to Walbro Capital Trust (included as Exhibit A to Exhibit 4.12 hereof).

 4.15 Preferred Securities Guarantee Agreement between Walbro Corporation, as Guarantor, and Bankers Trust Company, as Guarantee Trustee with respect to the Preferred Securities of Walbro Capital Trust, dated as of February 3, 1997 filed as Exhibit 4.15 to the Company's Annual Report on Form 10-K, incorporated herein by reference.

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

10.21 Employment Agreement between the Company and L. E. Althaver, dated August 16, 1996 filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K, incorporated herein by reference.**

10.22    Termination and Change of Control Agreement between the Company and
         L. E. Althaver, dated August 16, 1996 filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K, incorporated herein by reference.**

10.23 Employment Agreement between the Company and Daniel L. Hittler, dated August 16, 1996 filed as Exhibit 10.23 to the Company's Annual
         Report on Form 10-K, incorporated herein by reference.**

10.24 Termination and Change of Control Agreement between the Company and Daniel L. Hittler, dated August 16, 1996 filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K, incorporated herein by reference.**

10.25 Employment Agreement between the Company and Michael A. Shope, dated August 16, 1996 filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K, incorporated herein by reference.**

10.26 Termination and Change of Control Agreement between the Company and Michael A. Shope, dated August 16, 1996 filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K, incorporated herein by reference.**

10.27 Employment Agreement between the Company and Robert H. Walpole, dated August 16, 1996 filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K, incorporated herein by reference.**

10.28 Termination and Change of Control Agreement between the Company and Robert H. Walpole, dated August 16, 1996 filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K, incorporated herein by reference.**

10.29 Employment Agreement between the Company and R. H. Whitehead III, dated August 16, 1996 filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K, incorporated herein by reference.**

10.30    Termination and Change of Control Agreement between the Company and
         R. H. Whitehead III, dated August 16, 1996 filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K, incorporated herein by reference.**

10.31 Employment Agreement between the Company and Frank E. Bauchiero, dated October 3, 1996 filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K, incorporated herein by reference.**

10.32 Termination and Change of Control Agreement between the Company and Frank E. Bauchiero, dated October 3, 1996 filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K, incorporated herein by reference.**

13.1 1996 Annual Report to Stockholders. With the exception of the information incorporated by reference into Items 5, 6, 7, 8 and 14(a)
         (1) of this Form 10-K, the 1996 Annual Report to Stockholders is not deemed filed as part of this report filed as Exhibit 13.1 to the Company's Annual Report on Form 10-K, incorporated herein by reference.

21.1 Subsidiaries of the Company filed as Exhibit 21.1 to the Company's Annual Report on Form 10-K, incorporated herein by reference.

23.1     Consent of Arthur Andersen LLP, independent public accountants.

23.2     Consent of Ernst & Young Audit.

27.1 Financial Data Schedule filed as Exhibit 27.1 to the Company's Annual Report on Form 10-K, incorporated herein by reference.


------------------
**       Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

         (b)     Reports on Form 8-K:

         During the last quarter of the period covered by this Form 10-K, the Company filed a Current Report on Form 8-K dated December 16, 1996 reporting Items 5 and 7.

(d)      (2)   The following Financial Statements of Marwal Systems S.N.C. as of December 31, 1996, 1995 and 1994, and for the years ended December 31, 1996, 1995 and 1994 are included as part of this Form 10-K/A on pages F-1 through F-40:



         Letter of Confirmation  . . . . . . . . . . . . . . . . . . . . .F-1

         Report of Independent Public Accountants for 1996 . . . . . . . .F-2

         Balance Sheet as of December 31, 1996 . . . . . . . . . . . . . .F-3

         Income Statement for the year ended December 31, 1996 . . . . . .F-5

         Notes to the Financial Statements for 1996  . . . . . . . . . . .F-7

         Report of Independent Public Accountants for 1995 . . . . . . . .F-16

         Balance Sheet as of December 31, 1995 . . . . . . . . . . . . . .F-17

         Income Statement for the year ended December 31, 1995 . . . . . .F-19

         Notes to the Financial Statements for 1995  . . . . . . . . . . .F-21

         Report of Independent Public Accountants for 1994 . . . . . . . .F-28

         Balance Sheet as of December 31, 1994 . . . . . . . . . . . . . .F-29

         Income Statement for the year ended December 31, 1994 . . . . . .F-31

         Notes to the Financial Statements for 1994  . . . . . . . . . . .F-33

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of June 1997.

                                                   WALBRO CORPORATION


                                        By:       /s/ MICHAEL A. SHOPE
                                                  -----------------------
                                                  Michael A. Shope, Chief
                                                  Financial Officer

                           [ERNST & YOUNG LETTERHEAD]

                                        Mr. Mike Shope
                                        Walbro Corporation
                                        6242 Garfield Street
                                        Cass City, Michigan 48726-1325


                                        June 24, 1997

Dear Sirs,

With respect to the contemplated filing of a registration statement by Walbro Corporation and the inclusion in this filing of the audited financial statements under French GAAP of Marwal Systems for fiscal years ended December 31, 1994, 1995, and 1996, we confirm that our audits of these Marwal Systems financial statements were conducted substantially in accordance with US generally accepted auditing standards.

Yours faithfully,

        ERNST & YOUNG Audit

          /s/ Gilles Meyer
        -------------------
              Gilles Meyer
              Partner

                             MARWAL SYSTEMS, S.N.C.




                       STATUTORY AUDITOR'S GENERAL REPORT

                          YEAR ENDED DECEMBER 31, 1996











In our capacity as statutory auditor, we present below our report on:



- the accompanying annual accounts of Marwal Systems,

- the specific procedures and disclosures prescribed by law,



for the year ended December 31, 1996.



These annual accounts are the responsibility of the Company's management. Our responsibility is to express an opinion on these annual accounts based on our audit.



1.  OPINION ON THE ANNUAL ACCOUNTS



We conducted our audit in accordance with French auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the annual accounts are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts
and disclosures in the annual accounts.   An audit also includes assessing the
accounting principles used and significant estimates made by management, as well as evaluating the overall annual account presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the annual accounts present fairly, in all material respects, the financial position of the Company at December 31, 1996 and the results of its operations for the year then ended.


II. SPECIFIC PROCEDURES AND DISCLOSURES PRESCRIBED BY LAW



We have also carried out, in accordance with professional standards, the specific procedures prescribed by law.



We have nothing to report with respect to the fairness of information contained in the Directors' Report and its consistency with the annual accounts and other information presented to shareholders concerning the financial position and annual accounts.


The Statutory Auditor


ERNST & YOUNG Audit






        Gilles Meyer


March 7, 1997

                             MARWAL SYSTEMS, S.N.C.
                              Balance Sheet as of
                               December 31, 1996
                               (in French Francs)



ASSETS
                                                                    December 31, 1996
                                                  ----------------------------------------------------
                                                  Gross               Accumulated      Net book value
                                                                      depreciation
                                                                    amortization and
                                                                       allowances
                                                  ----------------------------------------------------
Fixed Assets
------------
Intangible fixed assets                        19.761.392,48         19.074.600,32         686.792,16
Tangible fixed assets                         156.594.185,63         90.816.990,28      65.777.195,35
Financial investments:

- Associates                                   22.731.315,00                     -      22.731.315,00
- Others                                        5.029.079,77                     -       5.029.079,77
                                              --------------        --------------     --------------
Sub-total                                     204.115.972,88        109.891.590,60      94.224.382,28
                                              --------------        --------------     --------------
Inventories
-----------
- Raw materials                                28.365.181,00          2.416.159,00      25.949.022,00
- Work-in-progress                              2.868.378,00            233.271,00       2.635.107,00
- Finished goods                               10.119.722,00            928.075,00       9.191.647,00
                                              --------------        --------------      -------------
Sub-total                                      41.353.281,00          3.577.505,00      37.775.776,00
                                              --------------        --------------     --------------
Current assets
--------------
Advances and payments on
accounts                                          932.195,00                               932.195,00
Trade accounts and notes
receivable:
- Customers and related accounts              118.214.952,27          3.803.797,82     114.411.154,45
- Other                                         9.530.704,08                             9.530.704,08
Other receivables                               1.489.686,35                             1.489.686,35
Cash and cash equivalent                      101.785.260,99                           101.785.260,99
Payments in advance                               244.063,94                               244.063,94
Deferred charges                                  497.004,94                               497.004,94
Foreign exchange translation
differences                                       761.691,02                               761.691,02
                                              --------------        --------------     --------------
Sub-total                                     233.455.558,59          3.803.797,82     229.651.760,77
                                              --------------        --------------     --------------
TOTAL ASSETS                                  478.924.812,47        117.272.893,42     361.651.919,05
                                              --------------        --------------     --------------

                            MARWAL SYSTEMS, S.N.C.
                             Balance Sheet as of
                              December 31, 1996
                              (in French Francs)


                                                            DECEMBER 31, 1996
                                                            -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Shareholders' equity
Share capital                                                   90.660.000,00
Reserves                                                         1.470.178,30
Revaluation reserve
Retained earnings at January 1st                                24.306.987,50
Result for the year                                             56.697.450,69
                                                            -----------------
Sub-total                                                      173.134.616,49
                                                            -----------------

Provisions for contingencies and charges                        11.222.783,62

Liabilities
Financial debts:
- Amounts owed to financial institutions                            71.741,14
- Other financial debts                                          7.637.640,38

Accounts payable and related accounts                          130.236.872,44
Social charges payable                                          21.804.322,68
Taxes                                                            3.224.512,15
Other                                                            4.710.583,24

Other creditors:

- Accounts payable on fixed assets                               7.006.722,04
- Group                                                                449,84
- Other                                                             64.874,81

Deferred income                                                  1.271.517,00
Foreign exchange translation differences                         1.265.283,22
                                                            -----------------
Sub-total                                                      177.294.518,94
                                                            -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     361.651.919,05
                                                            -----------------

                             MARWAL SYSTEMS, S.N.C.
                            Income Statement for the
                          year ended December 31, 1996
                               (in French Francs)


INCOME STATEMENT FOR THE YEAR                            December 31, 1996
                                                         -----------------
Operating revenues:                                               616.818.427,92

Sale of goods                                     596.746.296,62
Sale of services                                   13.732.425,85
Net sales                                         610.478.722,77

Movement in finished goods and work-in-progress    (1.616.414,00)
In-house production                                   568.066,00
Grants                                                493.725,00
Reversal of provisions and transfer of charges      5.013.288,15
Other income                                        1.881.040,00

Operating expenses                                                554.232.751,85
Purchases of raw materials and other supplies     284.395.019,10
Movements in raw materials stock                   (3.520.706,00)
Other purchases and external charges               95.604.496,22
Taxes and similar charges                           9.677.879,14
Wages & salaries                                   91.916.790,49
Social charges                                     39.787.018,33
Depreciation and amortisation expenses and
provisions:
-  Fixed assets                                    23.855.292,82
-  Current assets                                   2.259.789,97
-  Contingencies and charges                        8.262.354,05
Other charges                                       1.994.817,73
                                                  --------------
                                                  554.232.751,85

Operating profit                                                   62.585.676,07

Financial income:
From other investments                                    136,92
Other interest and similar income                   2.245.533,46
Reversal of provisions and transfer of charges                --
Foreign exchange gains                             10.316.211,72

                                                  --------------
                                                   12.561.882,10

Financial expenses:
Depreciation and provisions                         1.022.855,69
Interest and similar charges                        3.906.694,57
Foreign exchange losses                             4.124.523,99

                                                  --------------
                                                    9.054.074,25
Net financial income / (expenses)                                   3.507.807,85


                            MARWAL SYSTEMS, S.N.C.
                           Income Statement for the
                         year ended December 31, 1996
                              (in French Francs)


INCOME STATEMENT FOR THE YEAR                December 31, 1996
-----------------------------                -----------------
Profit before taxation                                   66.093.483,92

                                                          3.104.503,48
Exceptional income:
------------------
From operating activities                 1.448.388,61
From capital transactions                   431.443,87
Reversal of provisions and transfer
of charges                                1.224.671,00
                                          ------------
                                          3.104.503,48
                                                          6.152.294,71

Exceptional charges:
-------------------
From operating activites                  4.382.238,16
From capital transactions                   275.084,55
Depreciation and provisions               1.494.972,00

                                          ------------
                                          6.152.294,71

Exceptional profit (loss)                                (3.047.791,23)
-------------------------

Profit before taxation                                   63.045.692,69
-------------------------
Profit-Sharing                            6.348.242,00
Income Tax                                          --

Profit after taxation                                    56.697.450,69
-------------------------

                            MARWAL SYSTEMS, S.N.C.
                      Notes to the financial statements
                       (in thousands of French Francs)



EVENTS DURING THE YEAR

The financial investment in Marwal de Mexico was raised from 36.369 French Francs to 22.731.315 French Francs, which is 95% of the shares.

NOTE 1: ACCOUNTING POLICIES

The accounts of the Company have been prepared based upon generally accepted accounting principles in France which conform with the Chart of Accounts as set out in the French law dated April 30, 1983 and the decree of November 29, 1983.

1.1 Intangible fixed assets

The intangible fixed assets consist mainly of goodwill which is amortised on a straight line basis over 5 years and totally amortised at the end of 1996.

The amortisation methods and the useful lives for other categories are as follows:

-Set-up costs                       3 years straight line
-Computer software                  1-3 years straight line

1.2 Tangible fixed assets

Tangible fixed assets are valued at historical purchase price or cost of production when they have been produced in house. The cost of production is made up of the following elements: purchase price of raw materials, consumables and direct production costs.

Assets are depreciated on a straight line basis or declining balance, when applicable, for items purchased during or after 1992.

The depreciation methods and the useful lives applied are as follows:

Installations                         10 years straight line
Machinery                             5-6 2/3 straight line/declining balance
Toolings                              1-5 years straight line/declining balance
Leasehold improvements-Mac/Toolings   5-6 2/3 straight line/declining balance
Vehicles                              4-5 years straight line
Fixtures and fittings                 10 years straight line
Computer hardware                     4-5 years straight line/declining balance

                            MARWAL SYSTEMS, S.N.C.
                      Notes to the financial statements
                       (in thousands of French Francs)


1.3 Financial investments

-The investments in associates are valued at their acquisition cost in the assets of the Company.
-A reserve is recorded when their fair value is less than their book value.

1.4 Inventory and work-in-progress

The policies used are as follows:

-   Inventory is valued at the total cost of production.

- Raw materials and consumables are valued at the average weighted cost for goods received in the last month. This method is similar to FIFO.

- The Cost of production includes direct and indirect production expenses and an allocation of the costs of running the Head Office, to the extent that they are related to the production.

- The provision for obsolescence is determined based upon the anticipated sales.

1.5 Allowance for doubtful accounts

The receivables are valued at their face value, a provision is recorded when the value recoverable is less than the book value.

1.6 Foreign exchange transactions

The receivables and payables denominated in foreign currency are translated into French Francs at the December 31st exchange rate. The resulting differences with amounts translated at historical exchange rates are shown in the balance sheet as << foreign exchange translation differences >>.

A provision for exchange losses is recorded separately for unrealised losses.

1.7 Retirement indemnity liabilities

The << Projected Benefit Obligation >> has been applied to calculate the retirement obligation.

The total obligation is covered by:

-a fund run by La Mondiale, with a value of KFRF.9,006, -a provision of KFRF.652 included in the Marwal accounts at December 31, 1996, -an amount payable to La Mondiale of KFRF.810.

                            MARWAL SYSTEMS, S.N.C.
                      Notes to the financial statements
                       (in thousands of French Francs)


NOTE 2: FIXED ASSETS

The movements in gross value are as follows:


                             -------------------------------------------
                             12/31/95    Increase   Decrease    12/31/96
                             -------------------------------------------
Intangible fixed assets         18226        1535          -       19761
Tangible fixed assets          128952       28909       1267      156594
Financial investments            1047       26812         99       27760
                             -------------------------------------------

The movements in amortisation and depreciation are analysed as follows:

                             -------------------------------------------
                             12/31/95    Increase   Decrease    12/31/96
                             -------------------------------------------
Intangible fixed assets         16433        2642          -       19075
Tangible fixed assets           70815       21213       1211       90817
                             -------------------------------------------


NOTE 3: INVENTORIES AND WORK IN PROGRESS

The reserve for obsolescence for raw materials, consumables and finished goods at 31/12/96 amounts to KFRF.3,577.

NOTE 4: ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES

At December 31, 1996, accounts receivable can be split by maturity date as follows:

                          ---------------------------------------------------
                          Total      Less than 1 year     Greater than 1 year
                          ---------------------------------------------------
Long term receivables       5029                 5026                       3
Current assets            130167               130167                       -
                         ----------------------------------------------------


NOTE 5: SHORT TERM INVESTMENTS

N/A.

                            MARWAL SYSTEMS, S.N.C.
                      Notes to the financial statements
                       (in thousands of French Francs)


NOTE 6:  PREPAYMENTS AND DEFERRED INCOME



                                                        12/31/96
                                                        --------
Prepayments
-----------

Documentation                                               2
Prepaid maintenance                                        43
Leasing                                                   199
                                                          ---
                                                          244


                                                        12/31/96
                                                        --------

Deferred income
Long term contracts (tooling)                            1272


NOTE 7: DEFERRED CHARGES


                          -----------------------------------------
                          Total       Charged to         12/31/96
                                   income statement
                                        1996
                          -----------------------------------------

Deferred charges
Amortised over 3 years    2005          1508                497
                          -----------------------------------------


NOTE 8: SHAREHOLDERS' EQUITY

The capital stock is made up of 906,600 shares with a nominal value of FRF.100, completely paid up.

The accounts of the Company are consolidated in the group accounts of the Magneti Marelli Spa Group.

                            MARWAL SYSTEMS, S.N.C.
                      Notes to the financial statements
                       (in thousands of French Francs)


NOTE 9: TAX PROVISIONS AND PROVISIONS FOR CONTINGENCIES AND CHARGES


The movements in the year are analysed as follows:




                                  12/31/95    Additions   Reversals  12/31/96
                                  -------------------------------------------
Provisions for contingencies and
charges of which:                    5513        10953      5243      11223
- Provision for payments on
  retirement                          357          672       357        672
- Provision for guarantee            2523         5812      2523       5812
- Provision for loss on foreign
  exchange                            433          762       433        762
- Provision for litigation            455         1892       455       1892
- Provision for reimplantation          -         1033         -       1033
                                  -------------------------------------------


NOTE 10: CREDITORS

At December 31, 1996, debts, excluding advances and deposits received, deferred income and foreign exchange differences, can be analysed by maturity date as follows:

                              Total   Less than 1   Between 1 and    > 5 years
                                         year          5 years
                              ------------------------------------------------
Other financial debts           7638                    7638
Trade payables and other
liabilities*                  167048    160700*         6348
Overdraft                         71        71
                              ------------------------------------------------


*of which trade bills payable: 46031


NOTE 11: INFORMATION ON SUBSIDIARY

(In thousands of Pesos)

Share in % Detail information      Share capital   Equity capital  Last closing
                                                     other than       result
                                                      capital
--------------------------------------------------------------------------------
   95%     Marwal de Mexico S.A.
            de C.V.
           Tepotzotplan                42870          (5075)           1325
           Estado de Mexico


                             MARWAL SYSTEMS, S.N.C.
                       Notes to the financial statements
                        (in thousands of French Francs)

(In thousands of Francs)

-----------------------------------------------------------------------------------------------------
Detailed information                   Gross         Net book       Loans     Guarantee     Dividends
                                       value          value         given      given        recevied
-----------------------------------------------------------------------------------------------------
Marwal de Mexico S.A. de C.V.           22731         22731           -          -             -
-----------------------------------------------------------------------------------------------------

The exemption of sub-groups enables Marwal Systems to not consolidate Marwal de Mexico.

NOTE 12:  RELATED PARTIES

The related parties transactions are included in the different accounts in the balance sheet as follows:

--------------------------------------------------------------------------------
            Assets                                Liabilities
            ------                                -----------
--------------------------------------------------------------------------------
Trade receivables               42640           Trade payables          12212
Other receivables                1972           Other payables           2069
Cash and
cash equivalent                100323           Financial debt              -
--------------------------------------------------------------------------------
Interest expenses and financial income with related parties are as follows:

--------------------------------------------------------------------------------
Operating income                57100           Operating expenses      46067
Financial income                 1972           Interest expenses        3535
--------------------------------------------------------------------------------

NOTE 13: ACCRUALS AND INCOME RECEIVABLE RELATING TO DIFFERENT BALANCE SHEET ACCOUNTS

--------------------------------------------------------------------------------------
            Assets                                 Liabililties
            ------                                 ------------
--------------------------------------------------------------------------------------
Trade receivables
- Customers               8442                  Trade payables
- Suppliers                  -                  - Suppliers                      14284
- State                   2000                  - Tax and social charges         17107
                                                - Other                           1896

                            -
Other receivables                               Other liabilities                   -
                                                Financial debts                    804
--------------------------------------------------------------------------------------

                            MARWAL SYSTEMS, S.N.C.
                      Notes to the financial statements
                       (in thousands of French Francs)



NOTE 14: EXCHANGE DIFFERENCES RELATED TO BALANCE SHEET ACCOUNTS


                                        Exchange difference
                                --------------------------------
                                    Asset          Liability
Assets
Trade receivables                     80               1257
Liabilities
Trade payables                       682                 8
                                --------------------------------



NOTE 15: SALES TURNOVER ANALYSIS

                                          1995             1996
                                          ----             ----

Sales                                   559587             610479
Sales of goods                          540479             596746
Sales of services                        19108              13733


Split between export/domestic
Domestic                                318495             323428
Export                                  241092             287051


Sales                                   559587             610479


NOTE 16: DEFERRED TAX POSITION



                                                12/31/95               Movements           12/31/96
                                        -----------------------------------------------------------------
Nature                                     Asset    Liability     Asset    Liability   Asset    Liability
                                        -----------------------------------------------------------------
Timing differences

Organic                                                 730         730       799                   799
                                        -----------------------------------------------------------------



Elements having an impact on 1996 fiscal result

None.

NOTE 17: EMPLOYEE INFORMATION

                                   Permanent staff         Temporary staff
                               -----------------------------------------------
Executives & Management                 67
Employees                              143                           3
Labor and production                   468                          23
                               -----------------------------------------------
TOTAL                                  678                          26
                               -----------------------------------------------

                             MARWAL SYSTEMS, S.N.C.
                       Notes to the financial statements
                        (in thousands of French Francs)



NOTE 18: LEASE COMMITMENTS

None.


NOTE 19: COMMITMENTS UNDERTAKEN AND RECEIVED

Discounted trade bills receivable but not matured      82132



NOTE 20: INFORMATION RELATING TO MANAGEMENT

N/A.

NOTE 21: EXCEPTIONAL INCOME

Exceptional income from operating activities                            1448

Grant relating to training                              1400
Other                                                     48

Exceptional income from capital transactions                             431
Income from the sale of fixed assets                     136
Other                                                    295

Reversal of provisions and transfer of charges                          1225
Provision for delocalisation                            1225




NOTE 22: EXCEPTIONAL CHARGES

Exceptional charges on operating activities                             4382
Redundancy payments                                     1543
Training costs                                          2756
Other                                                     83

Exceptional charges from capital transactions                            275
Net book value of fixed assets sold                       55
Other                                                    220

Depreciation and provisions                                             1495
Provision for risk                                       392
Other                                                     70
Provision for charges                                   1033

                            MARWAL SYSTEMS, S.N.C.
                      Notes to the financial statements
                       (in thousands of French Francs)



NOTE 23: CHANGE IN ACCOUNTING POLICIES

Effective January 1, 1996, the toolings participation with Walbro, that used to be booked in deferred charges and amortized over 3 years, are recorded in fixed assets. The amount involved is KFRF. 4,650 at 1996 year end. Past years participations have not been reclassified and are still shown as deferred charges for an amount of KFRF. 497 at December 31, 1996.


NOTE 24: ANALYSIS OF INCOME TAX

As Marwal Systems became a partnership as from 10/01/95, there is no income tax booked.


                                              Base               Tax
                                            12/31/96
                                          --------------------------
Operating profit                             66094                 0
Exceptional items                            (3048)                0
                                          --------------------------
Profit before tax                            63046                 0
Income tax credit 1994                                             0
                                          --------------------------
TOTAL INCOME TAX FOR THE COMPANY                                   0
                                          --------------------------




NOTE 25:  RECONCILIATION TO U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES


The accompanying financial statements of Marwal Systems S.N.C. have been prepared in accordance with accounting principles required in France. A reconciliation of these reported results to generally accepted principles in the United States is as follows:

                                                For the Year Ended December 31,
                                                1996            1995            1994
                                                ----            ----            ----
                                                   (In Thousands of French Francs)
Profit after taxation as shown in the financial
statements                                      56,697          25,473          15,534
Adjust depreciable life of goodwill              1,375           2,625           2,625
Adjust depreciation expense of fixed assets      1,361           1,597           4,827
Other                                              537             409              89
Deferred taxes                                      --           3,582          (1,657)

                                                ------          ------          ------
Net income according to generally accepted
accounting principles in the United States      59,970          33,686          21,418
                                                ======          ======          ======

                             MARWAL SYSTEMS, S.N.C.
                          (MARWAL SYSTEMS, S.A. UNTIL
                              SEPTEMBER 30, 1995)

                       STATUTORY AUDITOR'S GENERAL REPORT

                          YEAR ENDED DECEMBER 31, 1995


In our capacity as statutory auditor, we present below our report on:

* the accompanying annual accounts of Marwal Systems,

* the specific procedures and disclosures prescribed by law,

for the year ended December 31, 1995.

These annual accounts are the responsibility of the Company's management. Our responsibility is to express an opinion on these annual accounts based on our audit.

I. OPINION ON THE ANNUAL ACCOUNTS

We conducted our audit in accordance with French auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the annual accounts are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the annual accounts. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall annual account presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the annual accounts present fairly, in all material respects, the financial position of the Company at December 31, 1995 and the results of its operations for the year then ended.

II. SPECIFIC PROCEDURES AND DISCLOSURES PRESCRIBED BY LAW

We have also carried out, in accordance with professional standards, the specific procedures prescribed by law.

We have nothing to report with respect to the fairness of information contained in the Directors' Report and its consistency with the annual accounts and other information presented to shareholders concerning the financial position and annual accounts.

The Statutory Auditor
ERNST & YOUNG Audit


           Gilles Meyer

February 26, 1996

                            MARWAL SYSTEMS, S.N.C.
                             Balance Sheet as of
                              December 31, 1995
                              (in French Francs)



         ASSETS                                                       December 31, 1995
                                                 ------------------------------------------------------------------
                                                                      Accumulated
                                                                      depreciation
                                                                      amortization and
                                                  Gross               allowances                   Net book value
                                                 ------------------------------------------------------------------


Fixed assets

Intangible fixed assets                            18.226.005,10        16.433.332,65                1.792.672,45
Tangible fixed assets                             128.951.636,21        70.814.996,81               58.136.639,40
Financial investments:
-  Associates                                          36.369,00                                        36.369,00
-  Others                                           1.011.340,15                                     1.011.340,15
                                                  --------------       --------------              --------------
Sub-total                                         148.225.350,46        87.248.329,46               60.977.021,00
                                                  --------------       --------------              --------------

Inventories

-  Raw materials                                   24.844.475,00         2.489.620,00               22.354.855,00
-  Work-in-progress                                 2.910.543,00           258.005,00                2.652.538,00
-  Finished goods                                  11.693.971,00         1.057.171,00               10.636.800,00
                                                  --------------       --------------              --------------
Sub-total                                          39.448.989,00         3.804.796,00               35.644.193,00
                                                  --------------       --------------              --------------

Current assets

Advances and payments on accounts                     823.782,34                                       823.782,34
Trade accounts and notes receivable:
-  Customers and related accounts                 109.941.372,93         3.971.285,50              105.970.087,43
-  Other                                           13.189.440,94                                    13.189.440,94
Other receivables                                   2.327.218,02                                     2.327.218,02
Cash and cash equivalent                           67.163.748,22                                    67.163.748,22
Payments in advance                                     2.113,74                                         2.113,74
Deferred Charges                                    2.004.784,97                                     2.004.784,97
Foreign exchange translation differences              432.784,33                                       432.784,33
                                                  --------------       --------------              --------------
Sub-total                                         195.885.245,49         3.971.285,50              191.913.959,99
                                                  --------------       --------------              --------------
TOTAL ASSETS                                      383.559.584,95        95.024.410,96              288.535.173,99
                                                  --------------       --------------              --------------



                            MARWAL SYSTEMS, S.N.C.
                             Balance Sheet as of
                              December 31, 1995
                              (in French Francs)

           LIABILITIES AND
        SHAREHOLDERS' EQUITY                            DECEMBER 31, 1995
Shareholders' equity
Share capital                                            90.660.000,00
Reserves                                                    196.550,23
Revaluation reserve                                                  0
Retained earnings at January 1st                            108.054,10
Result for the year                                      25.472.561,45
                                                        --------------
Sub-total                                               116.437.165,78
                                                        --------------
Provisions for contingencies and charges                  5.513.067,65

Liabilities
Financial debts:
- Amounts owed to financial institutions                             0
- Other financial debts                                   2.695.629,49

Accounts payable and related accounts                   130.472.854,90
Social charges payable                                   19.810.842,99
Taxes                                                     2.808.171,90
Other                                                     2.115.551,85

Other creditors:
- Accounts payable on fixed assets                        6.502.143,36
- Group                                                              0
- Other                                                     128.985,44

Deferred income                                           1.112.983,10
Foreign exchange translation differences                    937.777,53
                                                        --------------
Sub-total                                               166.584.940,56
                                                        --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              288.535.173,99
                                                        --------------

                             MARWAL SYSTEMS, S.N.C.
                            Income Statement for the
                          year ended December 31, 1995
                              (in French Francs)

                                              December 31, 1995
                                      ----------------------------------
Operating revenues:                                        565.719.064,53
Sale of goods                         540.478.654,89
Sale of services                       19.107.848,98

                                      --------------
Net sales                             559.586.503,87

Movement in finished goods and
work-in-progress                         (957.292,00)
In-house production                       958.322,00
Grants                                  1.004.628,42
Reversal of provisions and transfer
of charges                              4.277.496,90
Other income                              849.405,34
                                      --------------
                                      565.719.064,53
Operating expenses                                         515.796.687,06

Purchases of raw materials and
other supplies                        267.809.549,46
Movements in raw materials stock        4.985.449,00
Other purchases and external
charges                                81.354.762,36
Taxes and similar charges               9.142.104,58
Wages & salaries                       85.212.941,72
Social charges                         37.218.880,73
Depreciation and amortisation
expenses and provisions:
* Fixed assets                         23.363.492,27
* Current assets                        1.571.179,46
* Contingencies and charges             4.826.888,73
Other charges                             311.438,75
                                      --------------
                                      515.796.687,06
Operating profit                                            49.922.377,47

Financial income:                                           14.072.141,78
From other investments                        521,35
Other interest and similar income       2.887.113,46
Reversal of provisions and transfer
of charges                              3.136.636,82
Foreign exchange gains                  8.047.870,15
                                      --------------
                                       14.072.141,78
                                                            22.428.209,50
Financial expenses:
Depreciation and provisions               924.032,56
Interest and similar charges            6.080.465,40
Foreign exchange losses                15.423.711,54
                                      --------------
                                       22.428.209,50
Net financial income/(expenses)                             (8.356.067,72)


                            MARWAL SYSTEMS, S.N.C.
                           Income Statement for the
                         year ended December 31, 1995
                              (in French Francs)


                                    December 31, 1995
                                    -----------------
Profit before taxation                          41.566.309,75

Exceptional income:                              8.712.352,95
From operating activities       2.897.314,03
From capital transactions       1.072.032,92
Reversal of provisions and
  transfer of charges           4.743.006,00
                                ------------
                                8.712.352,95

Exceptional charges:                             9.209.111,25
From operating activities       7.178.141,85
From capital transactions       1.217.422,40
Depreciation and provisions       813.547,00
                                ------------
                                9.209.111,25

Exceptional profit (loss)                         (496.758,30)

Profit before taxation                          41.069.551,45

Profit-Sharing                  4.750.000,00
Income tax                     10.846.990,00

Profit after taxation                           25.472.561,45
Total income                                   588.503.559,26
Total expenditure                              563.030.997,81

Profit                                          25.472.561,45


                             MARWAL SYSTEMS, S.N.C.
                       Notes to the financial statements
                        (in thousands of French Francs)

EVENTS DURING THE YEAR

The Marwal branch based in Italy was closed on December 31, 1995.

An extraordinary shareholders' meeting held on September 29, 1995 decided the transformation of the Company into a "Societe en Nom Collectif", a partnership, with effect from October 1 , 1995.

NOTE 1: ACCOUNTING POLICIES

The accounts of the Company have been prepared based upon generally accepted accounting principles in France which conform with the Chart of Accounts as set out in the French law dated April 30, 1983 and the decree of November 29, 1983.

1.1 Intangible fixed assets

The intangible fixed assets consist mainly of goodwill which is amortised on a straight line basis over 5 years.

The amortisation methods and the useful lives for other categories are as follows:

- Set-up costs                  3 years straight line
- Computer software             1-3 years straight line

1.2 Tangible fixed assets

Tangible fixed assets are valued at historical purchase price or cost of production when they have been produced in house. The cost of production is made up of the following elements: purchase price of raw materials, consumables and direct production costs.

Assets are depreciated on a straight line basis or declining balance, when applicable, for items purchased during or after 1992.

The depreciation methods and the useful lives applied are as follows:

Installations                          10 years straight line
Machinery                              5-6 2/3 straight line / declining balance
Toolings                               1-5 years straight line / declining balance
Leasehold improvements - Mac./Toolings  5-6 2/3 straight line / declining balance
Vehicles                               4-5 years straight line
Fixtures and fittings                  10 years straight line
Computer hardware                      4-5 years straight line / declining balance

                            MARWAL SYSTEMS, S.N.C.
                      Notes to the financial statements
                       (in thousands of French Francs)

1.3 Financial investments

- The investments in associates are valued at their acquisition cost in the assets of the Company.
- A reserve is recorded when their fair value is less than their book value.

1.4 Inventory and work-in-progress
The policies used are as follows:

* Inventory is valued at the total cost of production.

* Raw materials and consumables are valued at the average weighted cost for goods received in the last month. This method is similar to FIFO.

* The Cost of production includes direct and indirect production expenses and an allocation of the costs of running the Head Office, to the extent that they are related to the production.

* The provision for obsolescence is determined based upon the sales.

1.5 Allowance for doubtful accounts

The receivables are valued at their face value, a provision is recorded when the value recoverable is less than the book value.

1.6 Foreign exchange transactions

The receivables and payables denominated in foreign currency are translated into French Francs at the December 31st exchange rate. The resulting differences with amounts translated at historical exchange rates are shown in the balance sheet as "foreign exchange translation differences".

A provision for exchange losses is recorded separately for unrealised losses.

1.7 Retirement indemnity liabilities

The "Projected Benefit Obligation" has been applied to calculate the retirement obligation.

The total obligation is covered by:

- a fund run by La Mondiale, with a value of KFRF.8,343,
- a provision of KFRF.357 included in the Marwal accounts at December 31, 1995.

NOTE 2: FIXED ASSETS

The movements in gross value are as follows:


                                12/31/94        Increase       Decrease         12/31/95
Intangible fixed assets          18519            307            600             18226
Tangible fixed assets           107067          24751           2866            128952
Financial investments             1122            852            927              1047


                             MARWAL SYSTEMS, S.N.C.
                       Notes to the financial statements
                        (in thousands of French Francs)

The movements in amortisation and depreciation are analysed as follows:

                        12/31/94        Increase        Decrease        12/31/95
                        --------        --------        --------        --------
Intangible fixed assets    13658            3375            600            16433
Tangible fixed assets      52431           19988           1604            70815


NOTE 3: INVENTORIES AND WORK IN PROGRESS

The reserve for obsolescence for raw materials, consumables and finished goods at 31/12/95 amounts to KFRF. 3,805.

NOTE 4: ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES

At December 31, 1995, accounts receivable can be split by maturity date as follows:


                                                                 Greater
                                Total     Less than 1 year     than 1 year
                                -----     ----------------     -----------
Long term receivables             1011          1008                  3
Current assets                  126284        126284                  -


NOTE 5: SHORT TERM INVESTMENTS

N/A.

NOTE 6: PREPAYMENTS AND DEFERRED INCOME

                                12/31/95
                                --------
Prepayments
Other                              2


                                12/31/95
                                --------
Deferred income
Long term contracts (tooling)     1089
Other                               24
                                  ----
                                  1113
                                  ====


NOTE 7: DEFERRED CHARGES

                                           Charged to
                                        income statement
                        Total                 1995              12/31/95
                        ----            ----------------        --------

Deferred charges
Amortised over 3 years    3921                     1916             2005


                             MARWAL SYSTEMS, S.N.C.
                       Notes to the financial statements
                        (in thousands of French Francs)

NOTE 8: SHAREHOLDERS' EQUITY

The capital stock is made up of 906,600 shares with a nominal value of FRF.100, completely paid up.

The accounts of the Company are consolidated in the group accounts of the Magneti Marelli Spa Group.

NOTE 9: TAX PROVISIONS AND PROVISIONS FOR CONTINGENCIES AND CHARGES

The movements in the year are analysed as follows:


                            12/31/94      Additionals   Reversals     12/31/95
                            --------      -----------   ---------     --------
Provisions for contingencies
and charges of which:       10058         5104          9649          5513
* Provision for payments                   357                        357
  on retirement
* Provision for guarantee    1000         2523          1000          2523
* Provision for loss on      3136          433          3136           433
  foreign exchange


NOTE 10: CREDITORS

At December 31, 1995, debts, excluding advances and deposits received, deferred income and foreign exchange differences, can be analysed by maturity date as follows:

                                        Less than       Between
                           Total          1 year      1 and 5 years    > 5 years
                           -----        ---------     -------------    ---------
Other financial debts        2696                        2696
Trade payables and other
  liabilities*             161839       157089*          4750


* of which trade bills payable: 27225

NOTE 11: RELATED PARTIES

The related parties transactions are included in the different accounts in the balance sheet as follows:

                Assets                  Liabilities
                ------                  -----------

Trade receivables       16856           Trade payables          14716
Other receivables         198           Other payables              8
Cash and
  cash equivalent       73017           Financial debt            432


Interest expenses and financial income with related parties are as follows:

Operating income        47440           Operating expenses      54317
Financial income         2373           Interest expenses        5991

                             MARWAL SYSTEMS, S.N.C.
                       Notes to the financial statements
                        (in thousands of French Francs)


NOTE 12: ACCRUALS AND INCOME RECEIVABLE RELATING TO DIFFERENT BALANCE SHEET ACCOUNTS

                 Assets                              Liabilities
                 ------                              -----------
Trade receivables                       Trade payables
* Customers                6558         * Suppliers                14246
* Suppliers                2354         * Tax and social charges   14641
* State                    2490         * Other                     1283
Other receivables           534         Other liabilities            390


NOTE 13: EXCHANGE DIFFERENCES RELATED TO BALANCE SHEET ACCOUNTS

                                           Exchange difference
                                         -----------------------
                                         Asset         Liability
                                         -----         ---------
Asset
Trade receivables                         431                3
Liabilities
Trade payables                              1              935


NOTE 14: SALES TURNOVER ANALYSIS

                                           1994            1995
                                           ----            ----
Sales                                     565671           559587
Sales of goods                            535259           540479
Sales of services                          30412            19108

Split between export/domestic
Domestic                                  353114           318495
Export                                    212557           241092

Sales                                     565671           559587


NOTE 15: DEFERRED TAX POSITION

                            12/31/94         Movements         12/31/95
                       ----------------  ----------------  ----------------
Nature                 Asset  Liability  Asset  Liability  Asset  Liability
------                 -----  ---------  -----  ---------  -----  ---------
Timing differences
Organic                           559     559       730              730


                             MARWAL SYSTEMS, S.N.C.
                       Notes to the financial statements
                        (in thousands of French Francs)


NOTE 16:  EMPLOYEE INFORMATION



                                     Permanent staff         Temporary staff
                                     ---------------         ---------------
Executives & Management                    55
Employees                                 135                      4
Labor and production                      476                     10
                                     ---------------          --------------
Total                                     666                     14



NOTE 17:  LEASE COMMITMENTS

None.


NOTE 18:  COMMITMENTS UNDERTAKEN AND RECEIVED

Discounted trade bills receivable but not matured          89827


NOTE 19:  INFORMATION RELATING TO MANAGEMENT

N/A.


NOTE 20: EXCEPTIONAL INCOME

Exceptional income from operating activities                            2897
Redundancy payments reinvoiced to Jaeger S.A.                251
Grant relating to training                                  2565
Other                                                         81

Exceptional income from capital transactions                            1072
Income from the sale of fixed assets                        1066
Other                                                          6

Reversal of provisions and transfer of charges                          4743
Provision for delocalisation                                1700
Provision for the starting of pumps                         1304
Other                                                       1739

NOTE 21:  EXCEPTIONAL CHARGES

Exceptional charges on operating activities                             7178
Redundancy payments                                         3378
Training costs                                              3056
Other                                                        744

Exceptional charges from capital transactions                           1217
Net book value of fixed assets sold                         1217

Depreciation and provisions                                              813
Provision for delocalisation and other                       813


                             MARWAL SYSTEMS, S.N.C.
                        Notes to the financial statements
                        (in thousands of French Francs)


NOTE 22:  CHANGE IN ACCOUNTING POLICIES
N/A.

NOTE 23: ANALYSIS OF INCOME TAX

The income tax accounted for is that which is calculated for the accounts to 9/30/1995, Marwal Systems becoming a partnership as from 10/01/95.


                                  BASE           BASE             TAX
                                12/31/95        9/30/95         9/30/95

Operating profit                   41566          28083           10977
Exceptional items                   (497)          (156)            (61)
                                   -----          -----           -----
Profit before tax                  41069          27927           10916
Income tax credit 1994                                               69
                                                                  -----
TOTAL INCOME TAX FOR THE
COMPANY                                                          (10847)

                              MARWAL SYSTEMS, S.A.

                       STATUTORY AUDITOR'S GENERAL REPORT

                          YEAR ENDED DECEMBER 31, 1994




In our capacity as statutory auditor, we present below our report on:

-  the accompanying annual accounts of Marwal Systems, S.A.;
-  the specific procedures and disclosures prescribed by law,

for the year ended December 31, 1994.

I. OPINION ON THE ANNUAL ACCOUNTS

We have audited the annual accounts in accordance with professional standards and, accordingly, performed such auditing procedures as we considered necessary in the circumstances.

In our opinion, the annual accounts present fairly, in conformity with generally accepted accounting principles in France, the financial position of the Company at December 31, 1994, and the results of its operations for the year then ended.


II. SPECIFIC PROCEDURES AND DISCLOSURES PRESCRIBED BY LAW


We have also carried out, in accordance with professional standards, the specific procedures prescribed by law.


We have nothing to report with respect to the fairness of information contained in the Directors' Report and its consistency with the annual accounts and other information presented to shareholders concerning the financial position and annual accounts.

The Statutory Auditor
ERNST & YOUNG Audit



      Gilles Meyer


March 17, 1995

                             MARWAL SYSTEMS, S.A.
                             Balance Sheet as of
                              December 31, 1994
                              (in French Francs)

ASSETS
                                                         December 31, 1994
                                         ------------------------------------------------
                                               Gross       Accumulated         Net book
                                                           Depreciation         value
                                                           amortization
                                                          and allowances
                                         ------------------------------------------------
Fixed assets
Intangible fixed assets                   18.519.155,10    13.658.164,14     4.860.990,96
Tangible fixed assets                    107.067.527,50    52.430.885,19    54.636.642,31
Financial investments                      1.122.471,53                      1.122.471,53
                                        ---------------   --------------   --------------
Sub-total                                126.709.154,13    66.089.049,33    60.620.104,80
                                        ---------------   --------------   --------------

Inventories
* Raw materials                           29.829,924,00     1.591.848,00    28.238.076,00
* Work-in-progress                         3.101.279,00       182.005,00     2.919.274,00
* Finished goods                          12.460.527,00     1.062.465,00    11.398.062,00
                                        ---------------   --------------   --------------
Sub-total                                 45.391.730,00     2.836.318,00    42.555.412,00
                                        ---------------   --------------   --------------

Current assets
Advances and payments on account           1.186.853,59                      1.186.853,59
Trade accounts & notes receivable
* Customers and related accounts         108.200.292,33     4.815.370,90   103.384.921,43
* Other                                   10.379.297,27             0,00    10.379.297,27
Other receivables                          4.465.165,81             0,00     4.465.165,81
Cash and cash equivalent                  69.076.737,77                     69.076.737,77
Payments in advance                          216.943,59                        216.943,59

Deferred Charges                           2.430.152,50                      2.430.152,50
Foreign exchange translation
differences                                3.136.636,82                      3.136.636,82

                                        ---------------   --------------   --------------
Sub-total                                199.092.079,68     4.815.370,90   194.276.708,78
                                        ---------------   --------------   --------------

TOTAL ASSETS                             371.192.963,81    73.740.738,23   297.452.225,58
                                        ---------------   --------------   --------------

                             MARWAL SYSTEMS, S.A.
                             Balance Sheet as of
                              December 31, 1994
                              (in French Francs)


LIABILITIES AND
SHAREHOLDERS' EQUITY                               DECEMBER 31, 1994
                                                   -----------------
Shareholders' equity
Share Capital                                        90.660.000,00
Revaluation reserve                                     172.508,46
Retained earnings at January 1st                    (11.603.376,40)
Result for the year                                  15.534.381,07
                                                   ---------------
Sub-total                                            94.763.513,13

Provisions for contingencies and charges             10.058.014,45

Liabilities
Financial debts:
- Amounts owed to financial institutions              6.344.656,90
Accounts payable and related accounts               136.837.422,79
Social charges payable                               20.444.348,88
Taxes                                                10.435.846,93
Other                                                13.034.865,71

Other creditors:

* Accounts payable on fixed assets                    1.878.106,81
* Group                                                 689.291,53
* Other                                                  40.995,22

Deferred income                                       2.185.908,10
Foreign exchange translation differences                739.255,13
                                                   ---------------

Sub-total                                           192.630.698,00
                                                   ---------------

TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                             297.452.225,58
                                                   ===============

                             MARWAL SYSTEMS, S.A.
                           Income Statement for the
                         year ended December 31, 1994
                              (in French Francs)

                                            December 31, 1994
                                            ------------------
Operating Revenues:                                     579.451.349,75

Sale of goods                           535.259.461,85
Sale of services                         30.412.022,43
                                        --------------
Net sales                               565.671.484,28

Movement in finished goods and
work-in-progress                         (1.383.971,17)
In-house production                         728.865,00
Grants                                    1.351.306,20
Reversal of provisions and transfer
of charges                               12.830.704,98
Other income                                252.960,46
                                        --------------
                                        579.451.349,75

Operating expenses:                                     544.962.616,72

Purchases of raw materials and
other supplies                          296.647.374,00
Movements in raw materials stock        (11.922.463,00)
Other purchases and external
charges                                  89.956.155,98
Taxes and similar expenses                8.664.895,48
Wages & salaries                         81.428.350,72
Social charges                           45.200.262,16
Depreciation and amortization
expenses and provisions
* Fixed assets                           24.834.071,13
* Current assets                          4.221.947,14
* Contingencies and charges               5.257.039,66
Other charges                               674.983,45
                                        --------------
                                        544.962.616,72

Operating profit                                         34.488.733,03
                                                         -------------

                             MARWAL SYSTEMS, S.A.
                           Income Statement for the
                         year ended December 31, 1994
                              (in French Francs)

                                                December 31, 1994
                                          --------------------------------
Financial income:                                            10.022.168,72
From other investments                           942,13
Other interest and similar income          1.624.516,23
Reversal of provisions and transfer
of charges                                 1.884.372,97
Foreign exchange gains                     6.512.337,39
                                          -------------
                                          10.022.168,72


Financial expenses:                                          14.971.569,16
Depreciation and provisions                3.136.636,82
Interest and similar charges               4.373.906,83
Foreign exchange losses                    7.461.025,51
                                          -------------
                                          14.971.569,16

Net financial income / (expenses)                           (4.949.400,44)

Profit (loss) before tax                                    29.539.332,59

Exceptional income:                                          7.540.565,06
From operating activities                  4.284.190,06
From capital transactions
Reversal of provision and transfer
of charges                                 3.256.375,00
                                          -------------
                                           7.540.565,06

Exceptional charges:                                        12.626.722,58
From operating activities                  8.776.657,58
From capital transactions
Depreciation and provisions                3.850.065,00
                                          -------------
                                          12.626.722,58
Exceptional profit                                          (5.086.157,52)

Profit before taxation                                      24.453.175,07
Profit-Sharing                             2.745.109,00
Income tax                                 6.173.685,00

Profit after taxation                                       15.534.381,07
Total income                                               597.014.083,53
Total expenditure                                          581.479.702,46

PROFIT (LOSS)                                               15.534.381,07

                             MARWAL SYSTEMS, S.A.
                      Notes to the financial statements
                       (in thousands of French Francs)

The accounts of the branch based in Italy have been translated using the year end rate of exchange. The entire business will be transferred to France with effect starting in 1995 which will result in the closure of Marwal Italy during the year.

NOTE 1: ACCOUNTING POLICIES

The accounts of the Company have been prepared based upon generally accepted accounting principles in France which conform with the Chart of Accounts as set out in the French law dated April 30, 1983 and the decree of November 29, 1983.

1.1 INTANGIBLE FIXED ASSETS

The intangible fixed assets consist mainly of goodwill which is amortised on a straight line basis over 5 years.

The amortisation methods and the useful lives for other categories are as follows:

- Set-up costs                         3 years straight line
- Computer software                    1-3 years straight line

1.2 TANGIBLE FIXED ASSETS

Tangible fixed assets are valued at historical purchase price or cost of production when they have been produced in house. The cost of production is made up of the following elements: purchase price of raw materials, consumables and direct production costs.

Assets are depreciated on a straight line basis or declining balance, when applicable for items purchased during or after 1992.

                             MARWAL SYSTEMS, S.A.
                      Notes to the financial statements
                       (in thousands of French Francs)

The depreciation methods and the useful lives applied are as follows:


Installations                   10 years straight line
Machinery                       5-6 2/3 straight line/declining balance
Toolings                        1-5 years straight line/declining balance
Leasehold improvements
 Mach./Toolings                 5-6 2/3 straight line/declining balance
Vehicles                        4-5 years straight line
Fixtures and fittings           10 years straight line
Computer hardware               4-5 years straight line/declining balance

1.3 FINANCIAL INVESTMENTS

N/A.

1.4 INVENTORY AND WORK-IN-PROGRESS

The policies used are as follows:

- Inventory is valued at the total cost of production.

- Raw materials and consumables are valued at the average weighted cost for goods received in the last month. This method is similar to FIFO.

- The Cost of production includes direct and indirect production expenses and an allocation of the costs of running the Head Office, to the extent that they are related to the production.

- The provision for obsolescence is determined based upon the sales forecasts.

1.5 ALLOWANCE FOR DOUBTFUL ACCOUNTS

The receivables are valued at their face value, a provision is recorded when the value recoverable is less than the book value.

1.6 FOREIGN EXCHANGE TRANSACTIONS

The receivables and payables denominated in foreign currency are translated into French francs at the December 31st, exchange rate. The resulting differences with amounts translated at historical exchange rates are shown in the balance sheet as "foreign exchange translation differences."

A provision for exchange losses is recorded separately for unrealised losses.

                             MARWAL SYSTEMS, S.A.
                       Notes to the financial statements
                        (in thousands of French Francs)

1.7 RETIREMENT INDEMNITY LIABILITIES

The "Projected Benefit Obligation" has been applied to calculate the retirement obligation.

The fund was placed during 1994 with a specialized organisation and therefore the provision has reversed at 12/31/94.

NOTE 2: FIXED ASSETS

The movements in gross value are as follows:

                        12/31/93        Increase        Decrease        12/31/94
                        --------        --------        --------        --------
Intangible fixed assets   18159             360             -              18519
Tangible fixed assets     89813           17254             -             107067
Financial investments         4            1118             -               1122


The movements in amortisation and depreciation are analysed as follows:

                        12/31/93        Increase        Decrease        12/31/94
                        --------        --------        --------        --------
Intangible fixed assets    9875            3783             -             13658
Tangible fixed assets     31380           21051             -             52431
Financial investments         0               0             -                 0


NOTE 3: INVENTORY AND WORK IN PROGRESS

The reserve for obsolescence for raw materials, consumables and finished goods at 12/31/94 amounts to KFRF. 2,836.

NOTE 4: ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES

At December 31, 1994, accounts receivable can be split by maturity date as follows:

                                                             Greater than
                        Total           Less than 1 year        1 year
                        -----           ----------------     ------------
Long term receivables     1122                1118               4
Current assets          124449              124449


                             MARWAL SYSTEMS, S.A.
                       Notes to the financial statements
                        (in thousands of French Francs)

NOTE 5: SHORT TERM INVESTMENTS

N/A.

NOTE 6: PREPAYMENTS AND DEFERRED INCOME

                                          31/12/94
                                          --------
Prepayments
Interest                                    217


                                          31/12/94
                                          --------
Deferred income
Long term contracts (tooling)               2185


NOTE 7: DEFERRED CHARGES

                                       Charged to
                                    income statement
                      Total              1994                12/31/94
                      -----         ----------------         --------
Deferred charges      3849               1419                  2430


NOTE 8: SHAREHOLDERS' EQUITY

The capital stock is made up of 906,600 shares with a nominal value of FRF.100, completely paid up.

The accounts of the Company are consolidated in the group accounts of the Magneti Marelli Spa Group.

                             MARWAL SYSTEMS, S.A.
                       Notes to the financial statements
                        (in thousands of French Francs)

NOTE 9: TAX PROVISIONS AND PROVISIONS FOR CONTINGENCIES AND CHARGES

The movements in the year are analysed as follows:

                                        12/31/93        Additions       Reversals       12/31/94
                                        --------        ---------       ---------       --------
Provisions for
  contingencies and charges
  of which:                             12.813          11.353          14.108          10.058
Provision for payments
  on retirement                          4.845           3.370           8.215               0
Provision for guarantee                  1.020             242             262           1.000
Provision for loss on
  foreign exchange                       1.884           3.136           1.884           3.136


NOTE 10: CREDITORS

At December 31, 1994, debts, excluding advances and deposits received, deferred income and foreign exchange differences, can be analysed by maturity date as follows:

                                                Less than       Between 1
                                Total            1 year        and 5 years     > 5 years
                                -----           ---------      -----------     ---------
Bank overdrafts                 6345              6345
Trade payables and other
  liabilities*                183361            180616            2745


* of which trade bills payable: 30585

NOTE 11: RELATED PARTIES

The related parties transactions are included in the different accounts in the balance sheet as follows:


                Assets                          Liabilities
                ------                          -----------
Fixed assets             1747
Trade receivables       22014           Trade payables          20388
Other receivables         268           Other payables           1656
Cash and cash
  equivalent            67689           Financial debt           6497


                             MARWAL SYSTEMS, S.A.
                         Notes to the financial statements
                        (in thousands of French Francs)

Interest expenses and financial income with related parties are as follows:


Operating income        62784           Operating expenses      52309
Financial income           51           Interest expenses        4331


NOTE 12: Accruals and income receivable relating to different balance sheet accounts

                Assets                          Liabilities
                ------                          -----------
Trade receivables       10768           Trade payables
Other receivables         132           * Suppliers                     22135
                                        * Tax and social charges        23730
                                        * Other                          5106



NOTE 13: Exchange differences related to balance sheet accounts


                                Exchange difference
                                -------------------
                        Asset                   Liability
                        -----                   ---------
Assets
Trade receivables       2210                     64
Liabilities
Trade payables           927                    675

The exchange difference resulting from the
translation of the accounts of Marwal Italy
has been included in the revaluation
reserve within shareholders' equity             173



NOTE 14: Sales turnover analysis

                                1993             1994
                                ----             ----
Sales                           424023          565671
Sales of goods                  378099          535259
Sales of services                45924           30412

Split between export/domestic
Domestic                        295213          353114
Export                          128810          212557

Sales                           424023          565671


                             MARWAL SYSTEMS, S.A.
                       Notes to the financial statements
                        (in thousands of French Francs)

NOTE 15: DEFERRED TAX POSITION

                            12/31/93         Movements         12/31/94
                       ----------------  ----------------  ----------------
Nature                 Asset  Liability  Asset  Liability  Asset  Liability
------                 -----  ---------  -----  ---------  -----  ---------
Timing differences
Organic                           425     425       559      0       559


NOTE 16: EMPLOYEE INFORMATION

                                   Permanent staff          Temporary staff
                                   ---------------          ---------------
Executive and Management                 46
Employees                               135                        2
Labor and production                    518                       36
Total                                   699                       38


NOTE 17: LEASE COMMITMENTS

None.

NOTE 18: COMMITMENTS UNDERTAKEN AND RECEIVED

Discounted trade bills receivable but not matured                 90177

NOTE 19: INFORMATION RELATING TO MANAGEMENT

N/A.

                             MARWAL SYSTEMS, S.A.
                       Notes to the financial statements
                        (in thousands of French Francs)


NOTE 20: EXCEPTIONAL INCOME

Exceptional income from operating activities                    4284
Redundancy payments reinvoiced to Jaeger S.A.                   2214
Grant relating to training                                      1811
Other                                                            259


Exceptional income from capital transactions         Not significant

Reversal of provisions                                          3256
Provision for delocalization                                    2027
Provision for the starting of pumps                             1229


NOTE 21: EXCEPTIONAL CHARGES

Exceptional charges on operating activities                     8777
Redundancy payments                                             4024
Training costs                                                  3439
Other                                                           1314


Depreciation and provisions                                     3850
Provision for delocalization                                    2111
Other                                                           1739


NOTE 22: CHANGE IN ACCOUNTING POLICIES

N/A.


NOTE 23: ANALYSIS OF INCOME TAX



                                          Base               Tax
                                         ------             -----
Operating profit                         29539              10087
Exceptional items                        -5086              -1695
                                         ------             -----
Profit before tax                        24453               8392
Income tax credit 1993                                      -2218
                                                            -----
TOTAL INCOME TAX FOR THE COMPANY                             6174


                               INDEX TO EXHIBITS



     EXHIBITS        DESCRIPTION
     --------        -----------

       23.1          Consent of Arthur Andersen LLP, independent public accountants.

       23.2          Consent of Ernst & Young Audit.
