Form 10-Q
period 1997-06-30
WALBRO CORP
filed 1997-08-14
CIK 104174

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For The Quarterly Period ended June 30, 1997
                         Commission File Number 0-6955


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 1997


                      Common Stock (one class): 8,664,420

                                     PART I
                             FINANCIAL INFORMATION

                   ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

             INTRODUCTION TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated financial statements of Walbro Corporation and subsidiaries "(the ""Company"") have been prepared by the Company without audit, pursuant to the rules and" regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements of the Company should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K as filed with the Securities and Exchange Commission for the year ended "December 31, 1996."

     The financial information presented reflects all adjustments (consisting only of normal recurring "adjustments) which are, in the opinion of management, necessary for a fair statement of the results" for interim periods presented. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)


                                           6/30/97    12/31/96
                                           -------    --------
                                          (Unaudited)
ASSETS
CURRENT ASSETS:
  CASH                                     $ 17,308   $ 18,213
  ACCOUNTS RECEIVABLE (NET)                 146,843    126,509
  INVENTORIES                                49,558     50,588
  OTHER CURRENT ASSETS                       16,747     16,206
                                           --------   --------
    TOTAL CURRENT ASSETS                    230,456    211,516

PROPERTY, PLANT & EQUIPMENT:
  LAND, BUILDINGS & IMPROVEMENTS             90,012     74,931
  MACHINERY & EQUIPMENT                     290,281    285,376
                                           --------   --------
    SUBTOTAL                                380,293    360,307
  LESS: ACCUMULATED DEPRECIATION            (92,978)   (80,420)
                                           --------   --------

    NET PROPERTY, PLANT & EQUIPMENT         287,315    279,887

OTHER ASSETS:
  GOODWILL (NET)                             35,096     35,998
  JOINT VENTURES, INVESTMENTS & OTHER        66,728     62,248
                                           --------   --------

    TOTAL OTHER ASSETS                      101,824     98,246
                                           --------   --------

    TOTAL ASSETS                           $619,595   $589,649
                                           ========   ========

The accompanying notes are an integral part of these consolidated balance sheets.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                      6/30/97    12/31/96
                                                      -------    --------
                                                      (Unaudited)
LIABILITIES
CURRENT LIABILITIES:
  CURRENT PORTION LONG-TERM DEBT                      $  1,048   $  1,089
  NOTES PAYABLE-BANKS                                   24,921     22,072
  ACCOUNTS PAYABLE                                      75,425     77,939
  ACCRUED LIABILITIES                                   42,270     42,141
                                                      --------   --------
    TOTAL CURRENT LIABILITIES                          143,664    143,241

LONG-TERM LIABILITIES:
  LONG-TERM DEBT, NET OF CURRENT                       266,136    291,723
  OTHER LONG-TERM LIABILITIES                           17,431     16,952
                                                      --------   --------

    TOTAL LONG-TERM LIABILITIES                        283,567    308,675

COMPANY-OBLIGATED MANDATORILY REDEEMABLE CON-
  VERTIBLE PREFERRED SECURITIES OF WALBRO CAPITAL
  TRUST HOLDING SOLELY CONVERTIBLE DEBENTURES           69,000         -

STOCKHOLDERS' EQUITY
COMMON STOCK, $.50 PAR VALUE;                            4,331      4,326
  AUTHORIZED 25,000,000;
  OUTSTANDING 8,662,381 IN 1997 AND
  8,652,737 IN 1996
PAID-IN CAPITAL                                         65,806     65,674
RETAINED EARNINGS                                       75,853     74,039
OTHER STOCKHOLDERS' EQUITY                             (22,626)    (6,306)
                                                      --------   --------

    TOTAL STOCKHOLDERS' EQUITY                         123,364    137,733
                                                      --------   --------

    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $619,595   $589,649
                                                      ========   ========

The accompanying notes are an integral part of these consolidated balance sheets.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)


                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                         06/30/97     06/30/96     06/30/97     06/30/96
                                         --------     --------     --------     --------
                                              (Unaudited)                 (Unaudited)
NET SALES                              $  153,841   $  155,086   $  307,861   $  308,052

COST OF SALES & EXPENSES:
   COST OF SALES                          131,436      126,752      261,258      250,931
   SELLING AND ADMINISTRATIVE EXPENSES     12,791       14,478       25,159       28,639
   RESEARCH & DEVELOPMENT EXPENSES          3,874        3,489        7,224        8,447
                                       ----------   ----------   ----------   ----------

OPERATING INCOME                            5,740       10,367       14,220       20,035

OTHER EXPENSE (INCOME):
   INTEREST EXPENSE                         5,868        5,538       11,643       10,593
   INTEREST INCOME                           (184)        (456)        (315)        (624)
   OTHER (INCOME) EXPENSE                    (964)        (280)      (2,053)        (286)
                                       ----------   ----------   ----------   ----------

INCOME BEFORE INCOME TAXES, MINORITY
 INTEREST, AND JOINT VENTURES               1,020        5,565        4,945       10,352


PROVISION FOR INCOME TAXES                    113        1,723        1,493        3,009
MINORITY INTEREST                           1,413          112        2,397          210
EQUITY IN (INCOME) OF JOINT VENTURES       (1,690)      (1,094)      (2,491)      (2,225)
                                       ----------   ----------   ----------   ----------

NET INCOME                             $    1,184   $    4,824   $    3,546   $    9,358
                                       ==========   ==========   ==========   ==========

NET INCOME PER SHARE                        $0.14        $0.56        $0.41        $1.08

AVERAGE SHARES OUTSTANDING              8,669,264    8,658,608    8,665,882    8,645,755

The accompanying notes are an integral part of these consolidated statements.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)



                                                         SIX MONTHS ENDED
                                                        06/30/97     06/30/96
                                                        --------     --------
                                                             (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                              $  3,546   $  9,358
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    DEPRECIATION & AMORTIZATION                             16,645     13,878
    (GAIN) LOSS ON DISPOSITION OF ASSETS                     1,854       (194)
    MINORITY INTEREST                                          128       (334)
    (INCOME) OF JOINT VENTURES                              (2,491)    (2,225)
    CHANGES IN ASSETS AND LIABILITIES:
      DEFERRED INCOME TAXES                                   (655)       494
      PENSION OBLIGATIONS & OTHER                             (497)       327
      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES             (11,366)     8,783
      ACCOUNTS RECEIVABLE, NET                             (11,688)   (14,644)
      INVENTORIES                                             (424)     1,785
      PREPAID EXPENSES AND OTHER                              (996)      (209)
                                                          --------   --------
      TOTAL ADJUSTMENTS                                     (9,490)     7,661
                                                          --------   --------
    NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                                   (5,944)    17,019

CASH FLOWS FROM INVESTING ACTIVITIES:
  PURCHASE OF FIXED ASSETS                                 (35,842)   (52,227)
  PURCHASE OF OTHER ASSETS                                    (743)      (957)
  INVESTMENT IN JOINT VENTURES & OTHER                         144       (259)
  PROCEEDS FROM DISPOSAL OF ASSETS                           1,072      3,148
                                                          --------   --------
    NET CASH USED IN INVESTING ACTIVITIES                  (35,369)   (50,295)

CASH FLOWS FROM FINANCING ACTIVITIES:
  BORROWINGS UNDER LINES-OF-CREDIT                          81,674    133,648
  REPAYMENTS UNDER LINES-OF-CREDIT                        (101,462)   (89,198)
  DEBT REPAYMENTS                                             (340)    (1,347)
  PROCEEDS FROM ISSUANCE OF STOCK
   & OPTIONS                                                69,137        392
  FINANCING FEES PAID                                       (3,320)      (423)
  CASH DIVIDENDS PAID                                       (1,731)    (1,718)
                                                          --------   --------
    NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                                  43,958     41,354

  EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (3,550)    (1,703)
                                                          --------   --------

  NET INCREASE (DECREASE) IN CASH                             (905)     6,375
  CASH BEGINNING BALANCE                                    18,213     19,792
                                                          --------   --------

  CASH ENDING BALANCE                                     $ 17,308   $ 26,167
                                                          ========   ========

The accompanying notes are an integral part of these consolidated statements.

                      WALBRO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  PREFERRED SECURITIES OFFERING

     In February 1997, the Company completed an offering of 2,760,000 shares, or $69 million of Convertible Preferred Securities of Walbro Capital Trust, a wholly-owned subsidiary of the Company, at a face value of $25 per share and an interest rate of 8% per annum. The preferred securities are convertible into common stock of the Company at the option of the security holder anytime after April 4, 1997. Each share of preferred stock will yield 1.1737 shares of common stock of the Company upon conversion. Net proceeds of the offering were approximately $66 million and were used to repay a portion of the Company's credit facility.

(2) EARNINGS PER SHARE

     During 1997, the Financial Accounting Standards Board "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which changes the calculation of earnings per share to be more consistent with countries outside of the United States. In general, the statement requires two calculations of earnings per share to be disclosed, basic EPS and diluted EPS. Basic EPS is to be computed using only weighted average shares outstanding. Diluted EPS is to be computed using the average share price for the period when calculating the dilution of options and warrants. This statement must be adopted by the Company in its December 31, 1997 consolidated financial statements and early adoption is not permitted. If this statement had been adopted for the periods presented, the net income and per share amounts would have been as follows:


                                  Three Months Ended       Six Months Ended
                                  ------------------       ----------------
                               (unaudited; in thousands, except per share data)

                                June 30,    June 30,    June 30,    June 30,
                                  1997        1996        1997        1996
                                  ----        ----        ----        ----

  Net income                      $1,184     $4,824     $3,546        $9,358

  Basic net income per share      $0.14      $0.56      $0.41         $1.08

  Diluted net income per share    $0.14      $0.56      $0.41         $1.08

(3)  INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories include raw material and component parts, work-in-process and finished products. Work-in-process and finished products inventories include material, labor and manufacturing overhead costs.

     Inventories are comprised of the following:


                                          June 30,     December 31,
                                            1997           1996
                                            ----           ----
                                                (in thousands)

Raw materials and components               $26,362       $23,964
Work-in-process                             10,075        10,620
Finished products                           13,121        16,004
                                           -------       -------
       Total                               $49,558       $50,588
                                           =======       =======


(4) ACCOUNTING POLICIES FOR FINANCIAL INSTRUMENTS


In order to manage exposure to fluctuations in foreign currency exchange rates, the Company regularly enters into forward currency exchange contracts. Gains or losses on contracts that hedge specific foreign currency commitments are deferred and recognized in net income in the period in which the related transaction is consummated. A foreign currency commitment qualifies for hedge accounting treatment when the related transaction is firm in nature and non-cancellable by the Company. Gains or losses on contracts that hedge net investments in foreign joint ventures or subsidiaries are recognized as cumulative translation adjustments in stockholders' equity. Gains or losses on forward currency exchange contracts that do not qualify as hedges are recognized as other income or expense in the current period.

As of June 30, 1997, there were no contracts outstanding. For the three months ended June 30, 1997, the Company had three forward currency exchange contracts which matured during the quarter and exchanged 261 million Yen. The contracts were used to hedge specific Yen commitments.

                      WALBRO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (5) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                                                         as of June 30, 1997
                                                --------------------------------------------------------------------------------
                                                                                   Walbro
                                                                                Corporation        Consolidation
                                                 Guarantor       Nonguarantor      (Parent         and Elimination   Consolidated
                                                Subsidiaries     Subsidiaries   Corporation)           Entries          Total
                                                ------------     ------------   ------------       ---------------   ------------
                                                                        (in thousands, except share date)
                                                                        ---------------------------------

ASSETS
CURRENT ASSETS
   Cash                                         $     371       $ 16,912        $     25        $      --               $ 17,308
   Accounts receivable, net                        80,241         66,149             453               --                146,843
   Accounts receivable, intercompany             (111,919)       (16,259)        141,238          (13,060)                    --
   Inventories                                     24,859         21,810           2,889               --                 49,558
   Prepaid expenses and other                       3,475          6,295             992               --                 10,762
   Deferred and refundable income taxes             1,191          1,348           3,446               --                  5,985
                                                --------------------------------------------------------------------------------
      Total current assets                         (1,782)        96,255         149,043          (13,060)               230,456
                                                --------------------------------------------------------------------------------
PLANT AND EQUIPMENT, NET                          136,590        143,138           7,479              108                287,315
                                                --------------------------------------------------------------------------------

OTHER ASSETS:
   Funds held for construction                      1,140             --              --               --                  1,140
   Joint ventures                                  13,101         16,189              --               --                 29,290
   Investments                                    113,987         24,718          95,999         (229,255)                 5,449
   Goodwill, net                                   23,111         12,160            (175)              --                 35,096
   Notes receivable                                 1,116         75,306         199,604         (272,756)                 3,270
   Deferred income taxes                               --          1,720           4,871               --                  6,591
   Other                                            9,309          2,097           9,582               --                 20,988
                                                --------------------------------------------------------------------------------
      Total other assets                          161,764        132,190         309,881         (502,011)               101,824
                                                --------------------------------------------------------------------------------

   Total assets                                 $ 296,572       $371,583        $466,403        $(514,963)              $619,595
                                                ================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt            $     598       $     41        $    409        $      --               $  1,048
   Bank and other borrowings                           --         25,775              --             (854)                24,921
   Accounts payable                                31,905         50,544           6,068          (13,092)                75,425
   Accrued liabilities                             16,288         20,299          12,445           (8,548)                40,484
   Dividends payable                                   --            920             866               --                  1,786
                                                --------------------------------------------------------------------------------
      Total current liabilities                    48,791         97,579          19,788          (22,494)               143,664
                                                --------------------------------------------------------------------------------
LONG-TERM LIABILITIES
   Long-term debt, less current portion           171,281         76,786         312,697         (294,628)               266,136
   Pension obligations                                 --          2,067           7,144               --                  9,211
   Deferred income taxes                               --          3,350           3,410               --                  6,760
   Minority interest                                   --          1,460              --               --                  1,460
                                                --------------------------------------------------------------------------------
      Total long-term liabilities                 171,281         83,663         323,251         (294,628)               283,567
                                                --------------------------------------------------------------------------------
REDEEMABLE PREFERRED STOCK                             --         69,000              --               --                 69,000
STOCKHOLDERS' EQUITY
   Common stock, $.50 par value;
     authorized 25,000,000; outstanding
     8,662,381 in 1997; 8,652,737 in 1996              --         20,204           4,331          (20,204)                 4,331
   Paid-in capital                                     --         74,170          65,806          (74,170)                65,806
   Retained earnings                               76,756         38,578          75,853         (115,334)                75,853
   Deferred compensation                               --             --            (554)              --                   (554)
   Minimum pension liability adjustment                --             --              --               --                     --
   Unrealized gain on securities available
     for sale                                          --             --             575               --                    575
   Cumulative translation adjustments                (256)       (11,611)        (22,647)          11,867                (22,647)
                                                --------------------------------------------------------------------------------
      Total stockholders' equity                   76,500        121,341         123,364         (197,841)               123,364
                                                --------------------------------------------------------------------------------
      Total liabilities and stockholders'
        equity                                  $ 296,572       $371,583        $466,403        $(514,963)              $619,595
                                                ================================================================================

                      WALBRO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (5) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                                                              as of December 31, 1996
                                                      ----------------------------------------------------------------------
                                                                                    Walbro
                                                                                  Corporation    Consolidation
                                                       Guarantor    Nonguarantor    (Parent     and Elimination  Consolidated
                                                      Subsidiaries  Subsidiaries  Corporation)     Entries         Total
                                                      ------------  ------------  -------------  --------------  -------------
                                                                         (in thousands, except share data)

ASSETS
CURRENT ASSETS
  Cash                                                $    299      $ 17,779      $    135      $       -        $ 18,213
  Accounts receivable, net                              67,944        57,823           742              -         126,509
  Accounts receivable, intercompany                    (81,610)          115       101,752        (20,257)              -
  Inventories                                           25,219        22,884         2,485              -          50,588
  Prepaid expenses and other                             4,464         5,851           920              -          11,235
  Deferred and refundable income taxes                     509         1,016         3,446              -           4,971
                                                      -------------------------------------------------------------------
    Total current assets                                16,825       105,468       109,480        (20,257)        211,516
                                                      -------------------------------------------------------------------
PLANT AND EQUIPMENT, NET                               121,084       150,699         7,995            109         279,887
                                                      -------------------------------------------------------------------
OTHER ASSETS:
  Funds held for construction                            1,140             -             -              -           1,140
  Joint ventures                                        10,629        18,326             -              -          28,955
  Investments                                          118,673        24,723       104,084       (241,753)          5,727
  Goodwill, net                                         23,238        12,877          (117)             -          35,998
  Notes receivable                                       1,074             -       204,884       (204,690)          1,268
  Deferred income taxes                                      -           543         4,871              -           5,414
  Other                                                  8,890         2,926         7,928              -          19,744
                                                      -------------------------------------------------------------------
    Total other assets                                 163,644        59,395       321,650       (446,443)         98,246
                                                      -------------------------------------------------------------------
  Total assets                                        $301,553      $315,562      $439,125      $(466,591)       $589,649
                                                      ===================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                   $    598      $     82      $    409      $       -        $  1,089
  Bank and other borrowings                                  -        22,072             -              -          22,072
  Accounts payable                                      34,690        61,068         8,981        (26,800)         77,939
  Accrued liabilities                                   17,046        16,498        10,633         (2,901)         41,276
  Dividends payable                                          -             -           865              -             865
                                                      -------------------------------------------------------------------
    Total current liabilities                           52,334        99,720        20,888        (29,701)        143,241
                                                      -------------------------------------------------------------------
LONG-TERM LIABILITIES
  Long-term debt, less current portion                 171,675        83,820       269,141       (232,913)        291,723
  Pension obligations                                        -         2,826         7,892              -          10,718
  Deferred income taxes                                      -         1,443         3,471              -           4,914
  Minority interest                                          -         1,320             -              -           1,320
                                                      -------------------------------------------------------------------
    Total long-term liabilities                        171,675        89,409       280,504       (232,913)        308,675
                                                      -------------------------------------------------------------------
REDEEMABLE PREFERRED STOCK                                   -             -             -              -               -
STOCKHOLDERS' EQUITY
  Common stock, $.50 par value;
    authorized 25,000,000; outstanding
    8,662,381 in 1997; 8,652,737 in 1996                     -        19,853         4,326        (19,853)          4,326
  Paid-in capital                                            -        74,637        65,674        (74,637)         65,674
  Retained earnings                                     77,524        33,569        74,039       (111,093)         74,039
  Deferred compensation                                      -             -          (967)             -            (967)
  Minimum pension liability adjustment                       -             -             -              -               -
  Unrealized gain on securities available for sale           -             -           688              -             688
  Cumulative translation adjustments                        20        (1,626)       (6,027)         1,606          (6,027)
                                                      -------------------------------------------------------------------
    Total stockholders' equity                          77,544       126,433       137,733       (203,977)        137,733
                                                      -------------------------------------------------------------------
    Total liabilities and stockholders' equity        $301,553      $315,562      $439,125      $(466,591)       $589,649
                                                      ===================================================================


                      WALBRO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS


                                                          Six Months Ended June 30, 1997
                           ---------------------------------------------------------------------------------------------------
                                                                       Walbro
                                                                     Corporation       Consolidation
                           Guarantor          Nonguarantor             (Parent        and Elimination            Consolidated
                          Subsidiaries        Subsidiaries           Corporation)         Entries                  Total
                          ------------       ------------            ------------      ---------------          -------------
                                                         (in thousands, except share data)
                                                         ---------------------------------
NET SALES                 $  166,548         $  152,764              $      653          $ (12,104)             $   307,861

COSTS AND EXPENSES:
 Costs of sales              139,499            133,362                     501            (12,104)                  261,258
 Selling, administration
  & other expenses            17,080             10,193                   5,110                 --                    32,383
                          --------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)        9,969              9,209                  (4,958)                --                    14,220
OTHER EXPENSE (INCOME):
 Interest expense              8,272              3,604                  13,168            (13,401)                  11,643
 Interest income              (2,275)            (2,553)                 (8,888)            13,401                     (315)
 Foreign currency exchange
  loss(gain)                      30                128                      29                 --                      187
 Other                        (2,140)              (113)                     13                 --                   (2,240)
                          -------------------------------------------------------------------------------------------------
 Income before provision
  for income taxes,
  miniority interest,
  equity in (income) loss
  of joint ventures and
  subsidiaries                 6,082              8,143                  (9,280)                --                    4,945
Provision (credit) for
  income taxes                 2,150              2,692                  (3,349)                --                    1,493
Minority Interest                 --              2,397                      --                 --                    2,397
 Equity in (income
  loss of joint ventures        (952)            (1,539)                     --                 --                   (2,491)
 Equity in (income) of
  subsidiaries                (4,797)              (160)                 (9,477)           (14,434)                      --
                          -------------------------------------------------------------------------------------------------
 Net Income               $    9,681         $    4,753              $    3,546          $ (14,434)             $     3,546
                          =================================================================================================

                      WALBRO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(5) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS


                                                   Six Months Ended June 30, 1996
                          ------------------------------------------------------------------------------------------------------

                                                                       Walbro
                                                                     Corporation          Consolidation
                           Guarantor           Nonguarantor            (Parent           and Elimination          Consolidated
                          Subsidiaries         Subsidiaries          Corporation)            Entries                  Total
                          ------------         ------------          ------------        ---------------          -------------
                                                          (in thousands, except share data)
                                                          ---------------------------------
NET SALES                 $   176,266          $    145,079          $      1,240          $    (14,533)          $    308,052
COSTS AND EXPENSES:
 Costs of sales               142,483               122,047                   934               (14,533)               250,931
 Selling, administration
  & other expenses             19,543                11,947                 5,596                    --                 37,086
                          ----------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)        14,240                11,085                (5,290)                   --                 20,035
OTHER EXPENSE (INCOME):
 Interest expense               7,751                 3,608                10,117               (10,883)                10,593
 Interest income               (2,147)               (1,346)               (8,014)               10,883                   (624)
 Foreign currency exchange
  loss(gain)                     (137)                   52                   362                    --                    277
 Other                           (797)                  508                  (274)                   --                   (563)
                          ----------------------------------------------------------------------------------------------------
 Income before provision for
  income taxes, minority
  interest, equity in (income)
  loss of joint ventures and
  subsidiaries                  9,570                 8,263                (7,481)                   --                 10,352
 Provision (credit) for
  income taxes                  2,833                 2,709                (2,533)                   --                  3,009
 Minority Interest                 --                   210                    --                    --                    210
 Equity in (income)
  loss of joint ventures         (427)               (1,798)                   --                    --                 (2,225)
 Equity in (income) of
  subsidiaries                 (7,383)                   --               (14,306)               21,689                     --
                          ----------------------------------------------------------------------------------------------------
 Net Income               $    14,547          $      7,142          $      9,358          $    (21,689)          $      9,358
                          ====================================================================================================


                      WALBRO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (5) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                                                         Six Months Ended June 30, 1997
                                                --------------------------------------------------------------------------------
                                                                                   Walbro
                                                                                Corporation        Consolidation
                                                 Guarantor       Nonguarantor     (Parent         and Elimination   Consolidated
                                                Subsidiaries     Subsidiaries   Corporation)           Entries          Total
                                                ------------     ------------   ------------       ---------------   ------------
                                                                        (in thousands, except share data)
                                                                        ---------------------------------

Net cash provided by (used in) operating
  activities                                    $ 30,411        $  7,453        $(43,808)       $       --            $ (5,944)
                                                ------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of plant and equipment                (21,284)        (14,654)             96                --             (35,842)
  Acquisitions, net of cash acquired                  --              --              --                --                  --
  Purchase of other assets                          (872)             35              94                --                (743)
  Investment in joint ventures and other          (7,904)          3,090           4,958                --                 144
  Proceeds/(payments) of intercompany
    note rec.                                         --              --              --                --                  --
  Proceeds from disposal of assets                    12             272             788                --               1,072
                                                ------------------------------------------------------------------------------
Net cash provided by (used in)
  investing activities                           (30,048)        (11,257)          5,936                --             (35,369)
                                                ------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under revolving
    line-of-credit agreements                         --           5,675         (25,463)               --             (19,788)
  Debt repayments                                   (293)            (47)             --                --                (340)
  Proceeds from issuance of long-term debt            --         (69,000)         69,000                --                  --
  Proceeds from issuance of stock
     and options                                      --          69,000             137                --              69,137
  Financing fees paid                                 --              --          (3,320)               --              (3,320)
  Cash dividends paid                                 --              --          (1,731)               --              (1,731)
                                                ------------------------------------------------------------------------------
Net cash provided by (used in) financing
  activities                                        (293)          5,628          38,623                --              43,958
                                                ------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH               --          (2,690)           (860)               --              (3,550)
                                                ------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                       70            (866)           (109)               --                (905)
CASH AT BEGINNING OF YEAR                            299          17,779             135                --              18,213
                                                ------------------------------------------------------------------------------
CASH AT END OF PERIOD                           $    369        $ 16,913        $     26        $       --             $17,308
                                                ==============================================================================

                      WALBRO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (5) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                                                           Six Months Ended June 30, 1996
                                                      -----------------------------------------------------------------------
                                                                                    Walbro
                                                                                  Corporation    Consolidation
                                                       Guarantor    Nonguarantor    (Parent     and Elimination  Consolidated
                                                      Subsidiaries  Subsidiaries  Corporation)     Entries          Total
                                                      ------------  ------------  ------------   --------------  -------------
                                                                         (in thousands, except share data)

Net cash provided by (used in) operating activities   $ 38,470      $ 30,674      $(52,125)           $ -        $ 17,019
                                                      -----------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of plant and equipment                      (26,751)      (24,506)         (970)             -         (52,227)
  Acquisitions, net of cash acquired                         -             -             -              -               -
  Purchase of other assets                                (592)         (333)          (32)             -            (957)
  Investment in joint ventures and other               (11,147)        3,485         7,403              -            (259)
  Proceeds/(payments) of intercompany note rec.              -             -             -              -               -
  Proceeds from disposal of assets                           -           180         2,968              -           3,148
                                                      -----------------------------------------------------------------------
Net cash provided by (used in) investing activities    (38,490)      (21,174)        9,369              -         (50,295)
                                                      -----------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under revolving
    line-of-credit agreements                                -          (150)       44,600              -          44,450
  Debt repayments                                         (272)       (1,075)            -              -          (1,347)
  Proceeds from issuance of long-term debt                   -             -             -              -               -
  Proceeds from issuance of stock
    and options                                              -             -                            -
  Financing fees paid                                        -             -          (392)             -            (392)
  Cash dividends paid                                        -             -        (1,718)             -          (1,718)
                                                      -----------------------------------------------------------------------
Net cash provided by (used in) financing activities       (272)       (1,225)       42,851              -          41,354
                                                      -----------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                    423        (2,155)           29              -          (1,703)
                                                      -----------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                            131         6,120           124              -           6,375
CASH AT BEGINNING OF YEAR                                   75        19,219           498              -          19,792
                                                      -----------------------------------------------------------------------
CASH AT END OF PERIOD                                 $    206      $ 25,339      $    622            $ -        $ 26,167
                                                      =======================================================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            Results of Operations



THREE MONTHS ENDED JUNE 30, 1997 vs. THREE MONTHS ENDED JUNE 30, 1996

     Net sales in the second quarter of 1997 decreased 0.8% to $153.8 million compared to $155.1 million for the same period of 1996. Sales of automotive products decreased 4.5% to $111.6 million for the second quarter of 1997 compared to $116.8 million for the same period of 1996. Sales of small engine products increased 5.8% to $32.7 million for the second quarter of 1997 compared to $30.9 million for the same period of 1996. Sales of aftermarket products increased 35.0% to $8.1 million for the second quarter of 1997 compared to $6.0 million for the same period of 1996.

     Sales of automotive products were lower for the second quarter of 1997 because of the strike at the Chrysler Mound Road engine plant, continued in-sourcing by a major U.S. customer and because of the strong U.S. dollar impact on foreign sales. The Chrysler strike, which was settled before the end of the quarter, resulted in reduced sales of $3.6 million. The in-sourcing represented a $9.6 million decline in sales for the second quarter of 1997 compared to the same period of 1996 and the in-sourcing decline, which has caused a negative comparison for the last four quarters, is now over. Sales of plastic fuel tanks in Europe for the second quarter of 1997 decreased by 2.2% because of foreign currency exchange rates. Without the currency effect, European sales would have increased by approximately 9%. Sales of plastic fuel tanks in Brazil, which began initial production in November 1996, added $3.5 million to sales for the second quarter of 1997.

     Sales of small engine products increased primarily because of increased sales of ignition systems (up 24.1%) due to new contracts with existing carburetor customers and increased carburetor sales in China (up 18.6%). Notwithstanding this increase, the first signs of softness in demand for two-wheeled vehicles in China were seen in the second quarter of 1997. Customers reduced production levels in June to control their inventory levels. Sales of float feed carburetors increased 8.9% for the second quarter of 1997 compared to the same period in 1996. These increases were partially offset by flat sales of diaphragm carburetors which were below normal seasonal levels in the U.S. due to poor weather conditions and continued excess inventory carried over from last year.

     Sales to the aftermarket increased almost entirely due to higher sales of automotive products to aftermarket customers.

     Cost of sales for the second quarter of 1997 increased 3.6% to $131.4 million compared to $126.8 million for the same period of 1996. Cost of sales as a percent of net sales was 85.4% compared to 81.7% for the same 1996 period resulting in a gross margin decline of 3.7 percentage points. The automotive products gross margin declined because of lower volume resulting from the Chrysler strike and in-sourcing. In addition, cost of sales was higher at the two U.S. plastic fuel tank plants because of new platform launches and was higher in Brazil because of new plant start-up costs. Gross margin was also lower in Europe because of lower volume in Germany and France. In small engine products, gross margin decreased primarily because of higher costs due to lower volume at all three diaphragm carburetor plants and because of the start-up costs at the new plant in China.

     Selling and administrative ("S & A") expenses decreased 11.7% for the second quarter of 1997 compared to the second quarter of 1996. S & A expenses decreased as a percent of sales (from 9.3% in the second quarter of 1996 to 8.3% for the second quarter of 1997) because of expense reduction programs in effect at most locations.

     Research and development ("R & D") expenses increased 11.0%. This increase is primarily due to additional costs associated with increased efforts to develop new products to meet EPA regulations for small engine exhaust emissions.

     Interest expense increased 6.0% for the second quarter of 1997 compared to the same period in 1996 because of increased borrowings for additional working capital and for capital expenditures.

     Other income was $1.0 million for the second quarter of 1997 compared to $0.3 million for the second quarter of 1996. The increase was due to higher royalty income from the Company's joint ventures.

     Provision for income taxes was substantially lower for the second quarter of 1997 compared to the same period of 1996 because of lower taxable income.

     Minority interest increased by $1.3 million in the second quarter of 1997 compared to the same period of 1996 because of the preferred dividends due on the Convertible Preferred Securities of Walbro Capital Trust issued in February 1997.

     The equity in income of joint ventures in the second quarter of 1997 was $0.6 million higher than the comparable period income in 1996. Increased income at Marwal Systems (France), Marwal Brazil, Marwal Mexico and Mitsuba-Walbro Inc. (Japan) was partially offset by continued start-up costs at Korea Automotive Fuel Systems Ltd.

     Net income for the second quarter of 1997 was $1.2 million, a decrease of 75.0% compared to $4.8 million for the same period last year, as a result of the reasons described above. Net income per share for the second quarter of 1997 was $.14 compared with $.56 for the same 1996 period.

SIX MONTHS ENDED JUNE 30, 1997 vs. SIX MONTHS ENDED JUNE 30, 1996

     Net sales for the first six months of 1997 were flat at $307.9 million compared to $308.1 million for the same period of 1996. Sales of automotive products decreased 2.6% to $225.3 million for the 1997 six-month period compared to $231.2 million for the same 1996 period. The decreased automotive product sales were primarily the result of lower sales during the second quarter of 1997 for the reasons stated above.

     Sales of small engine products increased 3.7% to $64.2 million for the first six months of 1997 compared to $61.9 million for the same period of 1996. The increased small engine product sales were the result of increased sales of ignition systems products and carburetors in China mostly offset by declines in diaphragm carburetors in the U.S. for the reasons stated above.

     Sales to the aftermarket increased 24.2% to $14.9 million for the first six months of 1997 compared to $12.0 million for the same period of 1996. Sales increased entirely because of higher automotive product sales to aftermarket customers.

     Cost of sales for the first six months of 1997 increased 4.1% to $261.3 million compared to $250.9 million for the same period of 1996. Cost of sales as a percent of net sales was 84.9% for the first six months of 1997 compared to 81.5% for the same period of 1996. The lower gross margin for the first six months of 1997 was due to the same reasons stated above for the second quarter of 1997.

     S & A expenses decreased by 12.2% for the first six months of 1997 compared to the same period of 1996. The decrease in S & A expenses for the six-month period was due to the same reasons stated above for the second quarter of 1997. R & D expenses decreased by 14.5% for the first six months of 1997 compared to the same period of 1996. All of the decrease was reported for the first quarter of 1997, while the second quarter increase was modest for the reasons stated above. The first quarter decrease was due to moving $2.0 million of engineering expenses out of R & D expenses into cost of sales in order to consistently report the activities of the automotive test centers.

     Interest expense increased 9.9% for the first six months of 1997 compared to the same period in 1996 due to the same reasons stated above for the second quarter of 1997.

     Other income was $2.1 million for the first six months of 1997 compared to $0.3 million for the same period of 1996 due to the same reasons stated above for the second quarter of 1997.

     The provision for income taxes was 50.4% lower for the first six months of 1997 compared to the same period of 1996 because of lower taxable income.

     The equity in income of joint ventures was $2.5 million for the first six months of 1997 compared to $2.2 million for the same period of 1996 because of increased sales and improved profitability at Marwal Brazil, Marwal Mexico and Mitsuba-Walbro (Japan) during the first six months of 1997 which more than offset the start-up costs at Korea Automotive Fuel Systems.

     Net income for the first six months of 1997 was $3.5 million, a decrease of 62.8% compared to net income of $9.4 million for the same period of 1996. The decrease was due to the reasons described above. Net income per share was $.41 for the first six months of 1997 compared to $1.08 for the first six months of 1996.

                         Foreign Currency Transactions

     Approximately 53% of the Company's sales during the first six months of 1997 were derived from manufacturing operations in Europe, Asia, South
America and Mexico. The financial position and the results of operations of the Company's subsidiaries in Europe (35% of sales), Japan (5% of sales), South America (2% of sales) and China (1% of sales) are measured in the local currency of the countries in which they operate and translated into U.S. dollars. The effects of foreign currency fluctuations in Europe, Japan, South America and China are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which sales are generated and the reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar.

     For the Company's subsidiary in Singapore (2% of sales), the expenses are generally incurred in the local currency but sales are generated in U.S. dollars; therefore, results of operations are more directly influenced by a weakening or strengthening of the local currency. The Company's subsidiary in

Mexico (8% of sales) operates as a maquiladora, or contract manufacturer, where certain direct manufacturing expenses are incurred in the local currency and sales are generated in U.S. dollars. Thus, results of operations of the Company's subsidiary in Mexico are also more directly influenced by a weakening or strengthening of the local currency.

     Approximately 51% of the Company's assets at June 30, 1997, were based in its foreign operations and were translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company's consolidated shareholders' equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar. In addition, the Company has equity investments in unconsolidated joint ventures in France, Brazil, Japan, Korea and Mexico. The Company's reported income from these joint ventures will be higher or lower depending upon a weakening or strengthening of the U.S. dollar.

     The Company's strategy for management of currency risk relies primarily upon the use of forward currency exchange contracts to manage its exposure to foreign currency fluctuations related to its operations in foreign countries, and to manage certain of its firm transaction commitments in foreign currencies.

                        Liquidity and Capital Resources

     As of June 30, 1997, the Company had outstanding $26.0 million in short-term debt, including current portion of long-term debt, and $266.1 million in long-term debt. The approximate minimum principal payments required on the Company's long-term debt in each of the five fiscal years subsequent to December 31, 1996 are $1.1 million in 1997, $7.7 million in 1998, $7.4 million in 1999, $121.6 million in 2000, $7.6 million in 2001 and $147.5 million thereafter.

     At June 30, 1997, the Company had available to it approximately $39 million under its $135 million credit facility with a group of commercial banks. In February 1997, the Company completed an offering of 2,760,000 shares or $69 million of Convertible Preferred Securities of Walbro Capital Trust.
The net proceeds were used to pay down borrowings on the credit facility.

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

     As of June 30, 1997, accounts receivable were $146.8 million, an increase of $13.7 million, compared to June 30, 1996. The increase was primarily due to longer collection periods due to an increase in foreign receivables with longer collection periods and revised payment terms with certain customers. The average collection period at June 30, 1997 was 85.9 days compared to the average collection period at June 30, 1996 of 77.2 days


Safe Harbor Statement Under The Private Securities Litigation Reform Act of
1995

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

                                    PART II

                               OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Annual Meeting of Stockholders of the Company was held on April 30,
1997.

(b) The Stockholders voted to elect two Class I directors to the Company's Board of Directors, with the following votes:



                                           Authority                   Broker
Directors               For     Against    Withheld    Abstentions    Non-Votes
---------               ---     -------    --------    -----------    ---------
Robert D. Tuttle     7,604,122    ---       92,898          ---         ---
Robert H. Walpole    7,628,387    ---       68,634          ---         ---



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


                                        WALBRO CORPORATION
                                           (Registrant)


Dated:  August 13, 1997                 /s/ L. E. Althaver
                                        -----------------------------------
                                        L. E. Althaver, Chairman, President
                                        and Chief Executive Officer




Dated:  August 13, 1997                 /s/ Michael A. Shope
                                        -----------------------------------
                                        Michael A. Shope
                                        Chief Financial Officer and Treasurer

                              INDEX TO EXHIBITS




EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------

    27                                  Financial Data Schedule