Form 10-Q
period 1997-09-30
WALBRO CORP
filed 1997-11-14
CIK 104174

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

               For The Quarterly Period ended September 30, 1997
                         Commission File Number 0-6955


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

                               Yes  X   No
                                   ---     ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 11, 1997


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

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                           9/30/97    12/31/96
                                           -------    --------
ASSETS                                    (Unaudited)
CURRENT ASSETS:
  CASH                                   $   12,723  $   18,213
  ACCOUNTS RECEIVABLE (NET)                 158,545     126,509
  INVENTORIES                                59,402      50,588
  OTHER CURRENT ASSETS                       16,050      16,206
                                         ----------   ---------

    TOTAL CURRENT ASSETS                    246,720     211,516

PROPERTY, PLANT & EQUIPMENT:
  LAND, BUILDINGS & IMPROVEMENTS            101,036      74,931
  MACHINERY & EQUIPMENT                     293,127     285,376
                                         ----------   ---------

    SUBTOTAL                                394,163     360,307
  LESS: ACCUMULATED DEPRECIATION           (103,790)    (80,420)
                                         ----------   ---------

    NET PROPERTY, PLANT & EQUIPMENT         290,373     279,887

OTHER ASSETS:
  GOODWILL (NET)                             34,661      35,998
  JOINT VENTURES, INVESTMENTS & OTHER        67,124      62,248
                                         ----------   ---------

    TOTAL OTHER ASSETS                       101,78      98,246
                                         ----------   ---------

    TOTAL ASSETS                         $  638,878  $  589,649
                                         ==========  ==========

The accompanying notes are an integral part of these consolidated balance sheets.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                      9/30/97      12/31/96
                                                      -------      --------
LIABILITIES                                         (Unaudited)
CURRENT LIABILITIES:
  CURRENT PORTION LONG-TERM DEBT                    $    1,020    $    1,089
  NOTES PAYABLE-BANKS                                   24,513        22,072
  ACCOUNTS PAYABLE                                      88,493        77,939
  ACCRUED LIABILITIES                                   46,098        42,141
                                                    ----------    ----------
    TOTAL CURRENT LIABILITIES                          160,124       143,241

LONG-TERM LIABILITIES:
  LONG-TERM DEBT, NET OF CURRENT                       277,249       291,723
  OTHER LONG-TERM LIABILITIES                           15,559        16,952
                                                    ----------    ----------

    TOTAL LONG-TERM LIABILITIES                        292,808       308,675

COMPANY-OBLIGATED MANDATORILY REDEEMABLE CON-
  VERTIBLE PREFERRED SECURITIES OF WALBRO CAPITAL
  TRUST HOLDING SOLELY CONVERTIBLE DEBENTURES           69,000             -

STOCKHOLDERS' EQUITY
COMMON STOCK, $.50 PAR VALUE;                            4,332         4,326
  AUTHORIZED 25,000,000;
  OUTSTANDING 8,664,420 IN 1997 AND
  8,652,737 IN 1996
PAID-IN CAPITAL                                         65,844        65,674
RETAINED EARNINGS                                       73,801        74,039
OTHER STOCKHOLDERS' EQUITY                             (27,031)       (6,306)
                                                    ----------    ----------

    TOTAL STOCKHOLDERS' EQUITY                         116,946       137,733
                                                    ----------    ----------


    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $  638,878    $  589,649
                                                    ==========    ==========
The accompanying notes are an integral part of these consolidated balance sheets.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                 09/30/97   09/30/96              09/30/97  09/30/96
                                                 --------   --------              --------  --------
                                                    (Unaudited)                      (Unaudited)
NET SALES                                      $ 146,523  $ 132,545             $ 454,384  $ 440,501

COST OF SALES & EXPENSES:
   COST OF SALES                                  125,911    111,116               387,169    361,951
   SELLING AND ADMINISTRATIVE EXPENSES             12,151     11,078                37,310     39,415
   RESEARCH & DEVELOPMENT EXPENSES                  4,727      4,986                11,951     13,432
                                               ---------- ----------            ---------- ----------
OPERATING INCOME                                    3,734      5,365                17,954     25,703

OTHER EXPENSE (INCOME):
   INTEREST EXPENSE                                 6,029      5,059                17,672     15,652
   INTEREST INCOME                                   (337)      (384)                 (652)    (1,008)
   OTHER (INCOME) EXPENSE                            (343)       (45)               (2,396)       (28)
                                               ---------- ----------            ---------- ----------

INCOME (LOSS) BEFORE INCOME TAXES,
 MINORITY INTEREST, AND JOINT VENTURES             (1,615)       735                 3,330     11,087


PROVISION FOR INCOME TAXES                         (1,019)        23                   474      3,032
MINORITY INTEREST                                   1,318        110                 3,715        320
EQUITY IN (INCOME) OF JOINT VENTURES                 (728)    (1,744)               (3,219)    (3,969)
                                               ---------- ----------            ---------- ----------


NET INCOME (LOSS)                              $   (1,186)$    2,346            $    2,360 $   11,704
                                               ========== ==========            ========== ==========

NET INCOME (LOSS) PER SHARE                        ($0.14)     $0.27                 $0.27      $1.35

AVERAGE SHARES OUTSTANDING                      8,721,761  8,645,041             8,684,595   8,642,598


The accompanying notes are an integral part of these consolidated statements.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


(In thousands)                                          NINE MONTHS ENDED
                                                      09/30/97     09/30/96
                                                      --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:                       (Unaudited)
  NET INCOME                                          $    2,360    $  11,704
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    DEPRECIATION & AMORTIZATION                           25,741       20,201
    (GAIN) LOSS ON DISPOSITION OF ASSETS                   1,802          (94)
    MINORITY INTEREST                                        148         (234)
    (INCOME) OF JOINT VENTURES                            (3,219)      (3,969)
    CHANGES IN ASSETS AND LIABILITIES:
      DEFERRED INCOME TAXES                                  141          175
      PENSION OBLIGATIONS & OTHER                         (1,829)      (1,498)
      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES            21,692       14,027
      ACCOUNTS RECEIVABLE, NET                           (30,831)     (28,597)
      INVENTORIES                                        (11,651)      (4,548)
      PREPAID EXPENSES AND OTHER                          (1,476)      (5,894)
                                                      ----------    ---------
      TOTAL ADJUSTMENTS                                      518      (10,431)
                                                      ----------    ---------
    NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                                  2,878        1,273

CASH FLOWS FROM INVESTING ACTIVITIES:
  PURCHASE OF FIXED ASSETS                               (54,383)     (70,453)
  PURCHASE OF OTHER ASSETS                                (1,364)      (2,789)
  INVESTMENT IN JOINT VENTURES & OTHER                    (2,450)        (259)
  PROCEEDS FROM DISPOSAL OF ASSETS                         6,221        3,533
                                                      ----------    ---------
    NET CASH USED IN INVESTING ACTIVITIES                (51,976)     (69,968)

CASH FLOWS FROM FINANCING ACTIVITIES:
  BORROWINGS UNDER LINES-OF-CREDIT                       124,686      192,410
  REPAYMENTS UNDER LINES-OF-CREDIT                      (138,462)    (122,898)
  DEBT REPAYMENTS                                           (936)        (820)
  PROCEEDS FROM ISSUANCE OF STOCK
   & OPTIONS                                              69,176          392
  FINANCING FEES PAID                                     (3,491)        (449)
  CASH DIVIDENDS PAID                                     (2,596)      (2,578)
                                                      ----------    ---------
    NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                                48,377       66,057

  EFFECT OF EXCHANGE RATE CHANGES ON CASH                 (4,769)      (1,927)
                                                      ----------    ---------

  NET INCREASE (DECREASE) IN CASH                         (5,490)      (4,565)
  CASH BEGINNING BALANCE                                  18,213       19,792
                                                      ----------    ---------
  CASH ENDING BALANCE                                 $   12,723    $  15,227
                                                      ==========    =========

The accompanying notes are an integral part of these consolidated statements.

                     WALBRO CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)  PREFERRED SECURITIES OFFERING

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

                                 Three Months Ended  Nine Months Ended
                                 ------------------  -----------------
                             (unaudited; in thousands, except per share data)

                                  9/30/97   9/30/96  9/30/97  9/30/96
                                  --------  -------  -------  -------

Net income                        $(1,186)   $2,346   $2,360  $11,704

Basic income (loss) per share      $(0.14)    $0.27    $0.27    $1.35

Diluted income (loss) per share    $(0.14)    $0.27    $0.27    $1.35

(3)  INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories include raw material and component parts, work-in-process and finished products. Work-in-process and finished products inventories include material, labor and manufacturing overhead costs.

     Inventories are comprised of the following:

                                            September 30,     December 31,
                                               1997               1996
                                               ----               ----
                                                   (in thousands)

Raw materials and components                  $32,280            $23,964
Work-in-process                                 9,201             10,620
Finished products                              17,921             16,004
                                              -------            -------
                    Total                     $59,402            $50,588
                                              =======            =======


(4) ACCOUNTING POLICIES FOR FINANCIAL INSTRUMENTS


In order to manage exposure to fluctuations in foreign currency exchange rates, the Company regularly enters into forward currency exchange contracts. Gains or losses on contracts that hedge specific foreign currency commitments are deferred and recognized in net income in the period in which the related transaction is consummated. A foreign currency commitment qualifies for hedge accounting treatment when the related transaction is firm in nature and non-cancelable by the Company. Gains or losses on contracts that hedge net investments in foreign joint ventures or subsidiaries are recognized as cumulative translation adjustments in stockholders' equity. Gains or losses on forward currency exchange contracts that do not qualify as hedges are recognized as other income or expense in the current period.

As of September 30, 1997, there were no contracts outstanding. For the three months ended September 30, 1997, the Company had no forward currency exchange contracts.
                                      7

                     WALBRO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (4) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                                                               as of September 30, 1997
                                                         -----------------------------------------------------------------------
                                                                                        Walbro
                                                                                      Corporation   Consolidation
                                                          Guarantor    Nonguarantor     (Parent    and Elimination  Consolidated
                                                         Subsidiaries  Subsidiaries   Corporation)     Entries         Total
                                                         ------------  ------------   -----------  ---------------  ------------
                                                                           (in thousands, except share data)
                                                                           ---------------------------------
ASSETS
CURRENT ASSETS
   Cash                                                   $   (709)     $ 12,609        $    823        $     -        $ 12,723
   Accounts receivable, net                                 84,363        73,455             727              -         158,545
   Accounts receivable, intercompany                      (120,068)      (26,394)        146,348              114           -
   Inventories                                              28,308        28,757           2,337              -          59,402
   Prepaid expenses and other                                3,823         5,427             961              -          10,211
   Deferred and refundable income taxes                        694         1,699           3,446              -           5,839
                                                          ---------------------------------------------------------------------
      Total current assets                                  (3,589)       95,553         154,642              114       246,720
                                                          ---------------------------------------------------------------------
PLANT AND EQUIPMENT, NET                                   134,118       148,843           7,304              108       290,373
                                                          ---------------------------------------------------------------------
OTHER ASSETS:
   Funds held for construction                                 -             -               -                -             -
   Joint ventures                                           13,233        16,875             -                -          30,108
   Investments                                             119,815        24,690          92,397         (231,330)        5,572
   Goodwill, net                                            22,997        11,869            (205)             -          34,661
   Notes receivable                                          1,116        75,446         197,384         (270,672)        3,274
   Deferred income taxes                                       -           1,545           4,871              -           6,416
   Other                                                     9,230         2,868           9,656              -          21,754
                                                          ---------------------------------------------------------------------
      Total other assets                                   166,391       133,293         304,103         (502,002)      101,785
                                                          ---------------------------------------------------------------------
   Total assets                                           $296,920      $377,689        $466,049        $(501,780)     $638,878
                                                          =====================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                      $    597      $     14        $    409        $     -        $  1,020
   Bank and other borrowings                                   -          27,972             -             (3,459)       24,513
   Accounts payable                                         29,201        46,712          12,580              -          88,493
   Accrued liabilities                                      18,906        27,473           6,974           (9,042)       44,311
   Dividends payable                                           -             920             867              -           1,787
                                                          ---------------------------------------------------------------------
      Total current liabilities                             48,704       103,091          20,830          (12,501)      160,124
                                                          ---------------------------------------------------------------------
LONG-TERM LIABILITIES
   Long-term debt, less current portion                    171,160        78,291         318,898         (291,100)      277,249
   Pension obligations                                         -           1,998           6,166              -           8,164
   Deferred income taxes                                       -           2,941           3,209              -           6,150
   Minority interest                                           -           1,245             -                -           1,245
                                                          ---------------------------------------------------------------------
      Total long-term liabilities                          171,160        84,475         328,273         (291,100)      292,808
                                                          ---------------------------------------------------------------------
REDEEMABLE PREFERRED STOCK                                     -          69,000             -                -          69,000
STOCKHOLDERS' EQUITY
   Common stock, $.50 par value;
      authorized 25,000,000; outstanding
      8,664,420 in 1997; 8,652,737 in 1996                     -          22,036           4,332          (22,036)        4,332
   Paid-in capital                                             -          70,440          65,844          (70,440)       65,844
   Retained earnings                                        77,308        45,435          73,801         (122,743)       73,801
   Deferred compensation                                       -             -              (425)             -            (425)
   Minimum pension liability adjustment                        -             -               -                -             -
   Unrealized gain on securities available for sale            -             -               202              -             202
   Cumulative translation adjustments                         (252)      (16,788)        (26,808)          17,040       (26,808)
                                                          ---------------------------------------------------------------------
      Total stockholders' equity                            77,056       121,123         116,946         (198,179)      116,946
                                                          ---------------------------------------------------------------------
      Total liabilities and stockholders' equity          $296,920      $377,689        $466,049        $(501,780)     $638,878
                                                          =====================================================================

                     WALBRO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (4) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                                                               as of December 31, 1996
                                                         -----------------------------------------------------------------------
                                                                                        Walbro
                                                                                      Corporation   Consolidation
                                                          Guarantor    Nonguarantor     (Parent    and Elimination  Consolidated
                                                         Subsidiaries  Subsidiaries   Corporation)     Entries         Total
                                                         ------------  ------------   -----------  ---------------  ------------
                                                                           (in thousands, except share data)
                                                                           ---------------------------------
ASSETS
CURRENT ASSETS
   Cash                                                   $    299      $ 17,779        $    135        $     -        $ 18,213
   Accounts receivable, net                                 67,944        57,823             742              -         126,509
   Accounts receivable, intercompany                       (81,610)          115         101,752          (20,257)          -
   Inventories                                              25,219        22,884           2,485              -          50,588
   Prepaid expenses and other                                4,464         5,851             920              -          11,235
   Deferred and refundable income taxes                        509         1,016           3,446              -           4,971
                                                          ---------------------------------------------------------------------
      Total current assets                                  16,825       105,468         109,480          (20,257)      211,516
                                                          ---------------------------------------------------------------------
PLANT AND EQUIPMENT, NET                                   121,084       150,699           7,995              109       279,887
                                                          ---------------------------------------------------------------------
OTHER ASSETS:
   Funds held for construction                               1,140           -               -                -           1,140
   Joint ventures                                           10,629        18,326             -                -          28,955
   Investments                                             118,673        24,723         104,084         (241,753)        5,727
   Goodwill, net                                            23,238        12,877            (117)             -          35,998
   Notes receivable                                          1,074           -           204,884         (204,690)        1,268
   Deferred income taxes                                       -             543           4,871              -           5,414
   Other                                                     8,890         2,926           7,928              -          19,744
                                                          ---------------------------------------------------------------------
      Total other assets                                   163,644        59,395         321,650         (446,443)       98,246
                                                          ---------------------------------------------------------------------
   Total assets                                           $301,553      $315,562        $439,125        $(466,591)     $589,649
                                                          =====================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                      $    598      $     82        $    409        $     -        $  1,089
   Bank and other borrowings                                   -          22,072             -                -          22,072
   Accounts payable                                         34,690        61,068           8,981          (26,800)       77,939
   Accrued liabilities                                      17,046        16,498          10,633           (2,901)       41,276
   Dividends payable                                           -             -               865              -             865
                                                          ---------------------------------------------------------------------
      Total current liabilities                             52,334        99,720          20,888          (29,701)      143,241
                                                          ---------------------------------------------------------------------
LONG-TERM LIABILITIES
   Long-term debt, less current portion                    171,675        83,820         269,141         (232,913)      291,723
   Pension obligations                                         -           2,826           7,892              -          10,718
   Deferred income taxes                                       -           1,443           3,471              -           4,914
   Minority interest                                           -           1,320             -                -           1,320
                                                          ---------------------------------------------------------------------
      Total long-term liabilities                          171,675        89,409         280,504         (232,913)      308,675
                                                          ---------------------------------------------------------------------
REDEEMABLE PREFERRED STOCK                                     -             -               -                -             -
STOCKHOLDERS' EQUITY
   Common stock, $.50 par value;
      authorized 25,000,000; outstanding
      8,664,420 in 1997; 8,652,737 in 1996                     -          19,853           4,326          (19,853)        4,326
   Paid-in capital                                             -          74,637          65,674          (74,637)       65,674
   Retained earnings                                        77,524        33,569          74,039         (111,093)       74,039
   Deferred compensation                                       -             -              (967)             -            (967)
   Minimum pension liability adjustment                        -             -               -                -             -
   Unrealized gain on securities available for sale            -             -               688              -             688
   Cumulative translation adjustments                           20        (1,626)         (6,027)           1,606        (6,027)
                                                          ---------------------------------------------------------------------
      Total stockholders' equity                            77,544       126,433         137,733         (203,977)      137,733
                                                          ---------------------------------------------------------------------
      Total liabilities and stockholders' equity          $301,553      $315,562        $439,125        $(466,591)     $589,649
                                                          =====================================================================

                     WALBRO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (4) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                                                         Nine Months Ended September 30, 1997
                                                         -----------------------------------------------------------------------
                                                                                        Walbro
                                                                                      Corporation   Consolidation
                                                          Guarantor    Nonguarantor     (Parent    and Elimination  Consolidated
                                                         Subsidiaries  Subsidiaries   Corporation)     Entries         Total
                                                         ------------  ------------   -----------  ---------------  ------------
                                                                           (in thousands, except share data)
                                                                           ---------------------------------
NET SALES                                                 $232,577      $238,899        $  1,594        $(18,686)      $454,384
COSTS AND EXPENSES:
   Cost of sales                                           198,273       206,124           1,458         (18,686)       387,169
   Selling, administration & other expenses                 24,930        16,535           7,796             -           49,261
                                                          ---------------------------------------------------------------------
OPERATING INCOME (LOSS)                                      9,374        16,240          (7,660)            -           17,954
OTHER EXPENSE (INCOME):
   Interest expense                                         12,512         5,916          20,108         (20,864)        17,672
   Interest income                                          (3,762)       (4,493)        (13,261)         20,864           (652)
   Foreign currency exchange loss(gain)                        (40)          337              26             -              323
   Other                                                    (3,193)          461              13             -           (2,719)
                                                          ---------------------------------------------------------------------
   Income before provision for income taxes,
      minority interest, equity in (income) loss
      of joint ventures and subsidiaries                     3,857        14,019         (14,546)            -            3,330
   Provision (credit) for income taxes                       1,373         5,025          (5,924)            -              474
   Minority Interest                                           279         3,436             -               -            3,715
   Equity in (income) loss of joint ventures                (1,084)       (2,135)            -               -           (3,219)
   Equity in (income) of subsidiaries                       (8,097)          -           (10,982)         19,079            -
                                                          ---------------------------------------------------------------------
   Net Income                                             $ 11,386      $  7,693        $  2,360        $(19,079)      $  2,360
                                                          =====================================================================

                     WALBRO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (4) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                                                         Nine Months Ended September 30, 1996
                                                         -----------------------------------------------------------------------
                                                                                        Walbro
                                                                                      Corporation   Consolidation
                                                          Guarantor    Nonguarantor     (Parent    and Elimination  Consolidated
                                                         Subsidiaries  Subsidiaries   Corporation)     Entries         Total
                                                         ------------  ------------   -----------  ---------------  ------------
                                                                           (in thousands, except share data)
                                                                           ---------------------------------
NET SALES                                                 $249,705      $212,287        $  1,454         $(22,945)     $440,501
COSTS AND EXPENSES:
   Cost of sales                                           202,308       181,529           1,059          (22,945)      361,951
   Selling, administration & other expenses                 28,349        17,618           7,567              -          53,534
                                                          ---------------------------------------------------------------------
OPERATING INCOME (LOSS)                                     19,048        13,140          (7,172)             -          25,016
OTHER EXPENSE (INCOME):
   Interest expense                                         11,400         4,321          15,735          (15,804)       15,652
   Interest income                                          (3,269)       (1,362)        (12,181)          15,804        (1,008)
   Foreign currency exchange loss(gain)                       (113)           37             208              -             132
   Other                                                    (1,180)          593            (260)             -            (847)
                                                          ---------------------------------------------------------------------
   Income before provision for income taxes,
      minority interest, equity in (income) loss
      of joint ventures and subsidiaries                    12,210         9,551         (10,674)             -          11,087
   Provision (credit) for income taxes                       3,244         3,559          (3,771)             -           3,032
   Minority Interest                                           -             320             -                -             320
   Equity in (income) loss of joint ventures                  (632)       (3,337)            -                -          (3,969)
   Equity in (income) of subsidiaries                       (9,411)         (336)        (18,607)          28,354           -
                                                          ---------------------------------------------------------------------
   Net Income                                             $ 19,009      $  9,345        $ 11,704         $(28,354)     $ 11,704
                                                          =====================================================================

                     WALBRO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (4) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                                                         Nine Months Ended September 30, 1997
                                                         -----------------------------------------------------------------------
                                                                                        Walbro
                                                                                      Corporation   Consolidation
                                                          Guarantor    Nonguarantor     (Parent    and Elimination  Consolidated
                                                         Subsidiaries  Subsidiaries   Corporation)     Entries         Total
                                                         ------------  ------------   -----------  ---------------  ------------
                                                                           (in thousands, except share data)
                                                                           ---------------------------------
Net cash provided by (used in) operating activities       $ 34,727      $ 20,971        $(52,820)        $  -          $  2,878
                                                          ---------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of plant and equipment                         (27,638)      (26,522)           (223)           -           (54,383)
   Acquisitions, net of cash acquired                          -             -               -              -               -
   Purchase of other assets                                   (545)         (762)            (57)           -            (1,364)
   Investment in joint ventures and other                  (14,656)        4,109           8,097            -            (2,450)
   Proceeds/(payments) of intercompany note rec.                 0             0             -              -                 0
   Proceeds from disposal of assets                          7,619        (2,862)          1,464            -             6,221
                                                          ---------------------------------------------------------------------
Net cash provided by (used in) investing activities        (35,220)      (26,037)          9,281            -           (51,976)
                                                          ---------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) under revolving
      line-of-credit agreements                                            4,678         (18,454)           -           (13,776)
   Debt repayments                                            (515)          (13)           (408)           -              (936)
   Proceeds from issuance of long-term debt                    -         (69,000)         69,000            -               -
   Proceeds from issuance of stock
      and options                                              -          69,000             176            -            69,176
   Financing fees paid                                         -             -            (3,491)           -            (3,491)
   Cash dividends paid                                         -             -            (2,596)           -            (2,596)
                                                          ---------------------------------------------------------------------
Net cash provided by (used in) financing activities           (515)        4,665          44,227            -            48,377
                                                          ---------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON
   CASH                                                        -          (4,769)            -              -            (4,769)
                                                          ---------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                             (1,008)       (5,170)            688            -            (5,490)
CASH AT BEGINNING OF YEAR                                      299        17,779             135            -            18,213
                                                          ---------------------------------------------------------------------
CASH AT END OF PERIOD                                     $   (709)      $12,609        $    823         $  -          $ 12,723
                                                          =====================================================================

                     WALBRO CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (4) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                                                         Nine Months Ended September 30, 1996
                                                         -----------------------------------------------------------------------
                                                                                        Walbro
                                                                                      Corporation   Consolidation
                                                          Guarantor    Nonguarantor     (Parent    and Elimination  Consolidated
                                                         Subsidiaries  Subsidiaries   Corporation)     Entries         Total
                                                         ------------  ------------   -----------  ---------------  ------------
                                                                           (in thousands, except share data)
                                                                           ---------------------------------
Net cash provided by (used in) operating activities       $ 38,282      $ 31,010        $(68,019)        $  -          $  1,273
                                                          ---------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of plant and equipment                         (24,433)      (46,412)            392            -           (70,453)
   Acquisitions, net of cash acquired                          -             -               -              -               -
   Purchase of other assets                                 (2,301)         (438)            (50)           -            (2,789)
   Investment in joint ventures and other                  (13,744)        3,719           9,766            -              (259)
   Proceeds/(payments) of intercompany note rec.               -             -               -              -               -
   Proceeds from disposal of assets                            -             385           3,148            -             3,533
                                                          ---------------------------------------------------------------------
Net cash provided by (used in) investing activities        (40,478)      (42,746)         13,256            -           (69,968)
                                                          ---------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) under revolving
      line-of-credit agreements                              2,173         5,228          61,291            -            68,692
   Debt repayments                                             -             -               -              -               -
   Proceeds from issuance of long-term debt                    -             -               -              -               -
   Proceeds from issuance of stock
      and options                                              -             -               392            -               392
   Financing fees paid                                         -             -              (449)           -              (449)
   Cash dividends paid                                         -             -            (2,578)           -            (2,578)
                                                          ---------------------------------------------------------------------
Net cash provided by (used in) financing activities          2,173         5,228          58,656            -            66,057
                                                          ---------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON
   CASH                                                        -            (818)         (1,109)           -            (1,927)
                                                          ---------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                (23)       (7,326)          2,784            -            (4,565)
CASH AT BEGINNING OF YEAR                                       75        19,219             498            -            19,792
                                                          ---------------------------------------------------------------------
CASH AT END OF PERIOD                                     $     52      $ 11,893        $  3,282         $  -          $ 15,227
                                                          =====================================================================

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



THREE MONTHS ENDED SEPTEMBER 30, 1997 VS. THREE MONTHS ENDED SEPTEMBER 30, 1996

     Net sales in the third quarter of 1997 increased 10.6% to $146.5 million compared to $132.5 million for the same period of 1996. Net sales of automotive products increased 7.7% to $106.2 million for the third quarter of 1997 compared to $98.6 million for the same period of 1996, primarily because of the launch of new plastic fuel tank programs in the U.S. partially offset by lower sales in Europe. Net sales in Europe were $41.9 million in the third quarter of 1997 compared to $49.2 million in the third quarter of 1996 with the decline entirely due to foreign currency translation into a strong U.S. dollar as net sales in local currency increased by approximately 6.0% in the quarter.

     Net sales of small engine products increased 18.3% to $31.7 million for the third quarter of 1997 compared to $26.8 million for the same period in 1996. Sales of all small engine products increased during the quarter except for two-wheeled vehicle carburetors in the People's Republic of China as customers reduced production levels to control their inventory levels starting in June 1997 and continued throughout the third quarter. In the U.S. market, customers increased production levels compared the third quarter of 1996. Customer demand was down during the second half of 1996 and the first half of 1997 due to excess customer inventories left over from the weak spring 1996 selling season for lawn and garden equipment due to poor weather conditions.

     Net sales to the aftermarket increased 11.1% to $7.0 million for the third quarter of 1997 compared to $6.3 million for the same period in 1996. Sales of aftermarket products increased in the third quarter of 1997 because of stronger demand for automotive aftermarket products and the Company's efforts to expand its customer base and product lines.

     Cost of sales for the third quarter of 1997 increased 13.3% to $125.9 million compared to $111.1 million for the same period of 1996, while cost of sales as a percent of net sales increased to 85.9% compared to 83.8% for the same 1996 period. Cost of sales as a percent of sales in Europe was 86.3% for the third quarter of 1997 compared to 89.8% for the third quarter of 1996 because of increased sales volume and the initial results from cost reduction programs. For U.S. automotive products, gross margin declined to 13.3% compared to 21.5% for the third quarter of 1996 because of high launch costs for four new plastic fuel tank system programs some of which have lower margins because of the higher level of purchased components. In addition, as a result of lower passenger car sales during the quarter, lower fuel module volumes contributed to lower gross margin.

     In small engine products, gross margin decreased to 14.0% for the quarter compared to 14.9% for the same period in 1996 primarily because of lower carburetor volume in the People's Republic of China and start-up costs from the new replacement plant in Mexico, partially offset by higher volume of all other small engine products.

        Selling and administrative ("S & A") expenses increased 9.7% for the third quarter of 1997 compared to the third quarter of 1996 because of start-up costs for the Company's new plastic fuel tank facility near Sao Paulo, Brazil; its new carburetor facility in Tianjin, People's Republic of China; and its new plastic fuel tank facility in Meriden, Connecticut. S & A decreased as a percent of sales from 8.4% in the third quarter of 1996 to 8.3% third quarter of 1997.

     Research and development ("R & D") expenses decreased 5.2% for the third quarter of 1997 compared to the same period in 1996. Most of the decreased R & D expenses resulted from a temporary shift of R & D resources to support production start-up of new plastic tank programs. The level of effort expended to develop new products to meet U.S. EPA regulations for automotive evaporative emissions and for small engine exhaust emissions has not changed.

     Other income was $0.3 million for the third quarter of 1997 compared to a negligible amount for the third quarter of 1996. The additional income was due to higher royalty income from the Company's joint ventures.

     Interest expense increased because of increased borrowings for additional working capital required to support sales growth and for capital expenditures. A description of the borrowings is provided under Liquidity and Capital Resources.

     Provision for income taxes was negative for the third quarter of 1997 because of the negative taxable income. The tax rate is expected to stay at approximately 35% for all of 1997.

     The equity in income from joint ventures in the third quarter of 1997 was $0.7 million, $1.0 million lower than the comparable period in 1996. Weaker French auto sales and increased royalty expenses resulted in lower earnings at Marwal Systems (France). Higher earnings from Marwal Brazil were offset by start-up costs from Marwal Argentina and Korea Automotive Fuel Systems.

     Net loss for the third quarter of 1997 was $1.2 million compared to net income of $2.4 million for the same period last year, as a result of the reasons described above. Net loss per share for the third quarter of 1997 was $0.14 compared to net income per share of $0.27 for the third quarter of 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 VS. NINE MONTHS ENDED SEPTEMBER 30, 1996

     Net sales for the first nine months of 1997 increased 3.2% to $454.4 million compared to $440.5 million for the same period of 1996. Almost all of the increased net sales for the first nine months of 1997 compared to the same period of 1996 occurred during the third quarter of 1997 for the reasons stated above. Net sales of automotive products increased 0.5% to $331.6 million for the first nine months of 1997 compared to $329.8 million for the same period of 1996. Net sales in Europe declined 5.1% to $149.9 million in 1997 compared to $158.0 million for the first nine months of 1996, with the decline principally due to foreign currency translations into a strong U.S. dollar.

     Net sales of small engine products increased 8.1% to $95.9 million for the first nine months of 1997 compared to $88.7 million for the same period of 1996. The increased net sales resulted from higher volume of ignition system sales during the entire period and higher carburetor sales during the third quarter. Net sales to the aftermarket increased 19.7% to $21.9 million for the first nine months of 1997 compared to $18.3 million for the same period of 1996 for the reasons stated above.

     Cost of sales for the first nine months of 1997 increased 7.0% to $387.2 million compared to $362.0 million for the same period of 1996. Cost of sales as a percent of net sales was 85.2% for the first nine months of 1997 compared to 82.2% for the same period of 1996. The lower gross margin for the first nine months of 1997 resulted from the following: lower automotive product sales related to in-sourcing by a major U.S. customer during the first six months of 1997 and the Chrysler strike during the second quarter of 1997, launch costs for four new plastic fuel tank programs during the first nine months of 1997, start-up costs for the new carburetor plant in the People's Republic of China during the first nine months of 1997 and for the reasons as stated above.

     S & A expenses decreased by 4.2% for the first nine months of 1997 compared to the same period of 1996. The decrease in S & A expenses for the nine month period was due to cost reduction programs implemented in 1997. S & A as a percent of net sales was 8.2% in the 1997 period as compared to 8.9% during the 1996 period.

     R & D expenses decreased by 11.0% for the first nine months of 1997 compared to the same period of 1996 for the reasons as stated above.

     Other income was $2.4 million for the first nine months of 1997 compared to a small amount of income for the same period of 1996. The increased income was due to higher royalty income from the Company's joint ventures.

     Net interest expense was $17.0 million for the first nine months of 1997 as compared to $14.6 million for the 1996 period. Interest expense increased because of increased borrowings required to support sales growth and capital expenditures.

     The provision for income taxes was 84.4% lower for the first nine months of 1997 compared to the same period of 1996 because of lower taxable income.

     The equity in income from joint ventures was $3.2 million for the first nine months of 1997 compared to the 1996 income of $4.0 million for the same period. All of the decrease occurred in the third quarter of 1997 for the reasons as stated above.

     Net income for the first nine months of 1997 was $2.4 million, a decrease of 79.4% compared to net income of $11.7 million for the same period of 1996. The decrease was due to the reasons described above. Net income per share was $0.27 for the first nine months of 1997 compared to $1.35 for the first nine months of 1996.


                         Foreign Currency Transactions

     Approximately 51% of the Company's sales during the first nine months of 1997 were derived from international manufacturing operations in Europe, Asia, South America and Mexico. The financial position and the results of operations of the Company's subsidiaries in Europe (33% of sales), Japan (5% of sales), South America (2% of sales) and People's Republic of China (1% of sales) are measured in the local currency of the countries in which they operate and translated into U.S. dollars. The effects of foreign currency fluctuations in Europe, Japan and China are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which sales are generated and the reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar.

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

     Approximately 51% of the Company's assets at September 30, 1997, are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company's consolidated shareholders' equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar. In addition, the Company has equity investments in unconsolidated joint ventures in Argentina, Brazil, France, Japan, Korea and Mexico. The Company's reported income from these joint ventures will be higher or lower depending upon a weakening or strengthening of the U.S. dollar.

     The Company's strategy for management of currency risk relies primarily upon the use of forward currency exchange contracts to manage its exposure to foreign currency fluctuations related to its operations in foreign countries, to manage certain of its firm transaction commitments in foreign currencies and to hedge its equity investment in certain foreign joint ventures.

                        Liquidity and Capital Resources

     As of September 30, 1997, the Company had outstanding $25.5 million in short-term debt, including current portion of long-term debt, and $277.2 million in long-term debt. The approximate minimum principal payments required on the Company's long-term debt in each of the five fiscal years subsequent to December 31, 1996 are $1.1 million in 1997, $7.7 million in 1998, $7.4 million in 1999, $121.6 million in 2000, $7.6 million in 2001 and $147.5 million thereafter.

     At September 30, 1997, the Company had available to it approximately $13 million under its $135 million credit facility with a group of commercial banks. In February 1997, the Company completed an offering of 2,760,000 shares or $69 million of Convertible Preferred Securities of Walbro Capital Trust.
The net proceeds were used to pay down borrowings on the credit facility.

     The Company's plans for 1997 capital expenditures for facilities, equipment and tooling total approximately $60 million of which $54.4 million had been spent by September 30, 1997. The Company intends to finance the capital expenditures with the credit facility and cash from operations.

     Management believes that the Company's long-term cash needs will continue to be provided principally by operating activities supplemented, to the extent required, by borrowing under the Company's existing and future credit facilities. Management expects to replace these credit facilities as they expire with comparable facilities.

     As of September 30, 1997, accounts receivable amounted to $158.5 million, an increase of $17.7 million, compared to $140.8 million at September 30, 1996. The increase was due to longer collection periods due to revised payment terms with certain customers. The average collection period at September 30, 1997 was 92.2 days compared to the average collection period at September 30, 1996 of 89.2 days.

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

                                           WALBRO CORPORATION
                                           (Registrant)



Dated: November 13, 1997                   /s/ L. E. Althaver
                                           ----------------------------
                                           L. E. Althaver, Chairman and
                                           Chief Executive Officer


Dated:  November 13, 1997                  /s/ Michael A. Shope
                                           ----------------------------
                                           Michael A. Shope
                                           Chief Financial Officer and Treasurer

                              INDEX TO EXHIBITS


EXHIBIT NO.                                             DESCRIPTION
-----------                                             -----------
EXHIBIT 27.1                                            FINANCIAL DATA
                                                           SCHEDULE