Form 10-K
period 1997-12-31
WALBRO CORP
filed 1998-04-15
CIK 104174

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 -------------

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1997
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

    The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the registrant's Common Stock on April 3, 1998.

                                  $93,208,006

    The number of shares outstanding of the registrant's Common Stock, par value $.50, as of April 3, 1998.

                                  8,682,914

                       ------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain sections of the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 1998 are incorporated by reference into Part III of this report.

================================================================================

                                     PART I


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995.

         The statements contained in this discussion that are not historical facts are forward-looking statements subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Whenever possible, the Company has identified these forward-looking statements by words such as "anticipating," "believes," "estimates," "expects," and similar expressions. Walbro Corporation cautions readers of this discussion that a number of important factors could cause Walbro's actual consolidated results for 1998 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Walbro. These important factors include, without limitation, changes in demand for automobiles and light trucks, relationships with significant customers, price pressures, the timing and structure of future acquisitions or dispositions including the restructuring program announced during the fourth quarter of 1997, impact of environmental regulations, the year 2000 issue, continued availability of adequate funding sources, currency and other risks inherent in international sales, and general economic and business conditions. These important factors and other factors which could affect Walbro's results are more fully discussed in Walbro's filings with the Securities and Exchange Commission. Readers of this discussion are referred to such filings. The Company assumes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.  BUSINESS

GENERAL
         Walbro Corporation is a global leader in the design, development and manufacture of precision fuel storage and delivery systems and products for automotive and small engine markets worldwide. The Company manufactures plastic fuel tanks, fuel pumps, fuel modules, plastic fuel rails and fuel level sensors for sale to automotive OEMs. Products manufactured for the small engine market include carburetors and ignitions for chain saws, outboard marine engines, two-wheeled vehicles, industrial engines and lawn and garden equipment, such as lawn mowers and weed trimmers. From 1992 to 1997, the Company increased net sales at the compound rate of approximately 21% per year. This growth was primarily due to the introduction of new automotive products, penetration of additional automotive platforms and a recovery in the small engine industry from depressed levels in the late 1980s. The Company had net sales of $585.4 million and $619.9 million in 1996 and 1997.

         Approximately 74% of the Company's net sales for 1997 were generated by Walbro Automotive. Through Walbro Automotive, the Company designs, develops and manufactures fuel storage and delivery systems and components for a broad range of U.S. and foreign manufacturers of passenger automobiles and light trucks (including minivans). The Company and its joint ventures hold a strong market position in North America, Europe and South America and a growing market presence in Asia. In July 1995, the Company substantially expanded its European automotive business by acquiring the fuel systems business of Dyno Industrier A.S. ("Dyno"). In 1997, management estimates that the Company supplied Chrysler with approximately 79% of its fuel pump and fuel module requirements, including all requirements for Chrysler's passenger cars and minivans and approximately 48% of the requirements for Chrysler's light trucks. Management believes that the Company manufactures substantially all of the fuel tank systems for Saab and Volvo light vehicles and all of the fuel tanks for the Mercedes-Benz C Class, Volkswagen

Polo and Renault Twingo. Other automotive customers of the Company and its joint ventures include Audi, Daewoo, Fiat, Ford, General Motors, Hyundai, Kia, Nedcar, Peugeot and Rover.

         Approximately 20% of the Company's net sales for 1997 were generated by Walbro Engine Management. Through Walbro Engine Management, the Company designs, develops and manufactures diaphragm carburetors for portable engines (such as those used in chain saws and weed trimmers), float feed carburetors for ground supported engines (such as those used in lawn mowers and marine engines) and ignition systems and other components for a variety of small engine products. The Company believes that it is the world's largest independent manufacturer of small engine carburetors, with an approximate 72% share of the global diaphragm carburetor market including sales to such leading chain saw and weed trimmer manufacturers as Poulan/Weedeater, Deere and Company (Homelite), Stihl Incorporated, McCulloch Corporation, Ryobi Ltd. and Kioritz
(Echo) Corporation. The Company believes it has an approximate 10% share of the global float feed carburetor market, including sales to Briggs & Stratton Corporation, the world's largest small engine manufacturer, Kohler Company, Tecumseh Products Co., and Mercury Marine, a major manufacturer of outboard marine engines. The Company produces substantial volumes of float feed carburetors for the Chinese two-wheeled vehicle market.

         The remaining 6% of the Company's net sales for 1997 were primarily related to replacement products for both the automotive and small engine aftermarkets. The Company has recently begun pursuing initiatives to expand its aftermarket customer base and product lines in an effort to grow this segment of its business.

         The Company was incorporated in Michigan in 1950 and reincorporated in Delaware in 1972. The Company's principal executive offices are located at 6242 Garfield Street, Cass City, Michigan 48726-1325, and its telephone number is (517) 872-2131.

WALBRO AUTOMOTIVE

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

         Systems Approach to Product Development. The Company is utilizing its expertise to develop integrated FSDS which reduce evaporative emissions, are compatible with the corrosive nature of flexible fuels and provide customers with the cost savings and convenience of purchasing complete systems rather than numerous individual components. The Company's "systems" approach to product development is designed to allow the Company to increase product content on each vehicle in which its products are installed while providing customers with substantial performance and cost benefits. This systems approach has made possible an increase in the dollar value of the Company's products per vehicle. For example, the new Dodge Durango, which began volume production in the third quarter of 1997, is equipped with the Company's fuel storage and delivery system. These products have a selling price of greater than $150, compared to a typical 1987 vehicle equipped with only $15 of the Company's products. The Company's ability to assume responsibility for the development of FSDS allows OEMs to reduce internal engineering efforts and use fewer suppliers through the purchase of systems rather than components.

         Global Capabilities. The Company's international manufacturing and market presence allows the Company to offer its current and future FSDS technology to the global automotive market. The Company's presence in Europe provides it with additional resources and marketing contacts to supply integrated fuel systems to both European and North American OEMs assembling vehicles in Europe and European OEMs assembling vehicles in the United States. The Company's international sales for 1997 were 50% of the Company's net sales (excluding joint ventures) compared to 52% in 1996. The Company's plastic tank manufacturing capability allows it to pursue its systems strategy in Europe and serve OEM customers as they confront new environmental and regulatory challenges worldwide and introduce World Cars designed for sale to the global automotive market. In addition, the Company has a market presence in Brazil, South Korea and Japan and it has entered into joint ventures with manufacturers in Brazil, France, Japan, Mexico, Argentina and South Korea which enable the Company to access those foreign markets.

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

         The Company has made substantial investments in fuel systems technology, product design and test capability and technical personnel to advance FSDS technology and respond to customer needs. A state-of-the-art systems center in Auburn Hills, Michigan provides the Company with the full-service product management capability which OEMs require of key suppliers and provides the Company with a competitive advantage in the development of proprietary fuel systems technology. Similarly, the Company has begun construction of a new systems center in Europe to provide product design and test capabilities.

         AUTOMOTIVE PRODUCTS

         The Company's product development engineers design fuel storage and delivery systems in response to customer needs and in anticipation of evolving trends in the market. Today's electronic fuel injected engines demand an uninterrupted supply of fuel under pressure and some vehicles require complex fuel tank configurations. The Company specializes in technology employed in the FSDS and currently manufactures and sells fuel pumps, fuel modules, fuel level sensors, plastic fuel tanks, bracket assemblies and plastic fuel rails.

         In response to the environmental and fuel efficiency demands on today's automobiles, the Company has developed, and is continually taking steps to improve, an electric pump designed to deliver fuel under pressure to electronic fuel injection equipped engines. The pump is fastened to a bracket and flange assembly, which allows the pump to be mounted in the fuel tank. The assembly has been increasingly replaced with a single integrated unit, called a fuel module, which performs all of the functions of the assembly described above. The fuel module is a complete, value-added package for specific applications composed of a fuel pump, plastic reservoir, fuel level sensor and related parts. These injection-molded plastic units fit inside the fuel tank, ensuring continuous fuel delivery under low fuel conditions, maximum vehicle driving range and enhanced fuel delivery under high temperature conditions, all at a reduced noise level. Although vehicles were not equipped with fuel modules until

1988, approximately 75% of cars and light trucks sold by General Motors, Ford and Chrysler in North America in 1997 used fuel modules. In 1997, the Company supplied approximately 20% of all of the fuel modules purchased in North America, principally to Ford and Chrysler.

         Approximately 25% of North American vehicles and 72% of European vehicles produced in 1997 contained plastic fuel tanks. Plastic fuel tanks offer several advantages over conventional steel tanks, including lighter weight, greater corrosion resistance to new, cleaner-burning fuels like methanol and the ability to be produced in unusual shapes to better use available space. In anticipation of customer demand in North America for more sophisticated fuel tanks, the Company built a new facility in Ossian, Indiana in 1993 to produce plastic multi-layer fuel tanks. The Company produced three-layer plastic fuel tanks during the fourth quarter of 1994, and during 1995 and 1996 for the Ford Windstar. The multi-layer construction of the Company's new, six-layer plastic tank substantially eliminates fuel permeation, making this one of the first plastic tanks which complies with the EPA permeability requirements which became effective beginning in model year 1996. The first production run of six-layer tanks began in 1996 for the GM T600 and was followed in 1997 by production of fuel tanks for the 1998 Saturn, the 1998 GM Yukon/Tahoe and the 1998 Chassis Cab. In addition a new facility in Meriden, Connecticut began production of the fuel tanks for the 1998 Dodge Durango in September, 1997.

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

         The Company also produces plastic fuel rails suitable for a variety of engine applications. An extension of the FSDS concept, these under-hood components, located on the engine, deliver fuel to the individual fuel injectors used in electronic multi-point fuel injection systems. The Company has designed a plastic fuel rail which is superior to metal fuel rails in cost, weight and handling of more corrosive flexible fuels. In 1994, Ford began to install this new rail on the 3.0 liter engine in the Windstar. In 1997 Ford began to install this new fuel rail on 3.0 liter 2-valve engines for Taurus and Sable vehicles, as well as the 3.0 liter engines in the Windstar vans.

         An important advantage of the Company's systems approach is that it assists customers in responding to developments in safety and environmental standards. For example, current environmental regulations call for a FSDS that minimizes or eliminates the escape of fuel vapors during refueling, storage and operation. In January 1994, the EPA announced regulations governing ORVR systems as mandated by the 1990 Clean Air Act. The regulations require installation of devices which trap hydrocarbon vapors on a phase-in basis for passenger cars beginning in model year 1998 and for light trucks in model year 2001. In anticipation of these regulations, the Company has developed a variety of ORVR devices which help prevent fuel vapor loss from fuel delivery systems. The first of these devices entered production during 1997.

         AUTOMOTIVE MARKETS AND CUSTOMER BASE

         The Company currently provides a wide variety of products to a diverse customer base in a number of geographic areas.

         North America. Net sales to Chrysler, General Motors and Ford for 1997 accounted for 19%, 5% and 5% of the Company's consolidated net sales, respectively. These customers have ongoing supply relationships with the Company which are subject to continued satisfactory price, quality and delivery. The Company is the primary outside supplier of fuel pumps, the core of the FSDS, to Chrysler. In the past, the Company has capitalized on its fuel system components penetration to supply additional fuel system products, such as fuel modules and fuel rails, to Chrysler and Ford, and to assume a key role in the development of new fuel system products, such as ORVR devices. General Motors historically developed and produced substantially all of its fuel storage and delivery systems internally but recently has sourced a significant portion of plastic fuel tank programs to outside suppliers, including the Company.

         The Company has formed a joint venture with two minority business owners to produce automotive components in Detroit's Empowerment Zone ("VITEC"). VITEC is expected to manufacture FSDS products (including blow-molded plastic fuel tanks). General Motors has awarded $450 million of new business to the joint venture over a five-year period commencing in 1998. Chrysler has also awarded new business to the joint venture. In September 1996, the Company received a tax credit worth an estimated $13.6 million from the Michigan Economic Growth Authority for this new facility.

         Europe. In 1991, the Company began operations in Europe with the establishment of its Marwal Systems joint venture in France with Magneti Marelli S.p.A. of Italy to serve customers that include Fiat, Nissan, Peugeot, Renault, Rover, Saab and Volvo. The Company is the only integrated FSDS supplier in Europe, which has provided the Company with the immediate opportunity to increase its participation in the European automotive market.
In addition, the Company is using its relationships in the U.S. to increase its sales to North American manufacturers in Europe. Similarly, the Company is leveraging its relationships with Mercedes-Benz, Peugeot, Renault, Saab, Volkswagen, Volvo and other European manufacturers to enhance the Company's marketing efforts with these European manufacturers around the world. Approximately 72% of the European light duty vehicles and 25% of the North American light duty vehicles are equipped with plastic fuel tanks. Management estimates that operations in Europe produced plastic fuel tanks accounting for approximately 19% of the European plastic fuel tank market in 1997.

         South America. In January 1993, operations began at the Company's Marwal do Brasil joint venture, which targets the South American automotive market of approximately two million units per year. In September 1995, the Company established Walbro Automotive do Brasil to manufacture plastic fuel tanks for the Brazilian automotive market. It began production of plastic fuel tanks for Volkswagen in November 1996. In 1996, the Company received an order from Ford for a supply of plastic fuel tanks for Ranger trucks to be produced in Argentina.

         Asia. In December 1986, the Company entered into a joint venture in Japan known as Mitsuba-Walbro, Inc. with Mitsuba Electric Manufacturing Company to manufacture fuel pump components. In November 1994, the Company established Korea Automotive Fuel Systems Ltd., a joint venture with Daewoo Precision Industries Ltd. in South Korea, to manufacture and market fuel modules for the domestic Korean automotive market and additional export markets established by Korean OEMs. As part of the Restructuring, management is currently reviewing alternatives to reduce the Company's investment in this joint venture.

         AUTOMOTIVE COMPETITION

         The Company competes with several other manufacturers, including the OEMs themselves, many of which have greater sales and financial resources than the Company. In the fuel pump market, the Company's major competitors include Robert Bosch GmbH, Denso Corp., Ltd., VDO (a division of Mannesmann), Visteon (Ford's component group) and Delphi Automotive Systems (GM's component group). In the fuel rail market, the Company's major competitors include Delphi, Visteon, Echlin Inc. and Siemens A.G. The Company has competition in the fuel module market from Delphi, Robert Bosch GmbH, Denso Corp., VDO and Visteon. The Company's largest competitors in the plastic fuel tank market include Kautex Werke Reinold Hagen A.G. (which was acquired by Textron Inc. in January 1997), Solvay S.A., Plastic Omnium Industries, Inc. and Visteon. Steel tanks, manufactured primarily by the OEMs, also compete with the Company's plastic fuel tanks.

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

         AUTOMOTIVE SALES AND ENGINEERING SUPPORT

         Sales of the Company's FSDS products to automotive OEMs are made directly by the Company's sales/engineering force, who not only sell the products but assist customers with related engineering matters. Because of the automobile design process, the Company is generally able to determine a few years in advance the models for which it will supply products. The Company's sales force works closely with the Company's engineering departments and systems center in Auburn Hills in the research, design, development and improvement of its products. When the Company's systems center in Europe is completed in 1998, the Company will also have additional design and research capabilities to provide OEMs in Europe with full-service product management. Because the Company has the capability to provide comprehensive engineering resources with respect to its product line and assume increasing responsibility for the development of FSDS products, the Company has been successful in responding to the decisions by OEMs to consolidate suppliers and reduce internal engineering resources.

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

WALBRO ENGINE MANAGEMENT

         SMALL ENGINE INDUSTRY OVERVIEW

         The small engine industry is facing a number of environmentally-driven changes which will require an increased emphasis on fuel systems technology and the development of new fuel systems products. Growth opportunities outside of the U.S. are expected to be driven by growth in the use of two-wheeled vehicles and the increased use of gasoline-powered portable equipment in developing countries.

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

         Growing Demand in Developing Countries. The Company expects significant growth in the demand for float feed carburetors in developing countries as per capita income increases and two-wheeled vehicles become more affordable. Production of two-wheeled vehicles in the People's Republic of China, for example, increased from approximately 49,000 units in 1980 to approximately 3.4 million in 1993, 5.2 million in 1994, 7.8 million in 1995 and management estimates 1996 and 1997 production to have been approximately 9.3 million units each year. In addition, management believes demand for diaphragm carburetors used in gasoline-powered portable tools will grow in these developing countries. The inaccessibility of electrical power distribution and geographic isolation of many projects, such as the clearing of land and highway construction, hinder the use of electric-powered equipment.

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

         SMALL ENGINE PRODUCTS

         The Company was founded as a manufacturer of carburetors for small engine products such as lawn mowers and marine engines, and later expanded its customer base to include manufacturers of chain saws, weed trimmers, snow blowers and two-wheeled vehicles. The Company's carburetor technology has continually evolved, with the Company now manufacturing diaphragm and float feed carburetors, ignition systems and other components for small engine products and aftermarket applications. The Company's diaphragm carburetor, float feed carburetor and ignition system sales accounted for 57%, 29% and 14%, respectively, of the Company's 1997 small engine net sales.

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

         SMALL ENGINE MARKETS AND CUSTOMER BASE

         The Company sells its small engine products in a global market. Carburetors and small engine ignitions are sold by the Company's sales and engineering staff directly to engine manufacturers. The Company sells a major portion of its diaphragm carburetors to most of the leading chain saw and weed trimmer manufacturers, including Poulan/Weedeater, Deere and Company (Homelite), Stihl Incorporated, McCulloch Corporation, Ryobi Ltd. and Kioritz
(Echo) Corporation. The Company sells float feed carburetors to several of the leading manufacturers of small engines, including Briggs & Stratton Corporation, the world's largest small engine manufacturer. Mercury Marine, a major outboard engine manufacturer, buys approximately 73% of its outboard engine carburetors from the Company.

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

         SMALL ENGINE COMPETITION

         The Company has several competitors that manufacture diaphragm carburetors for the global small engine market, including Zama Industries, Ltd., Tillotson Commercial Motors Ltd. and Dell' Orto, some of which are divisions of large diversified organizations which have total sales and financial resources exceeding those of the Company. In the market for float feed carburetors, the Company has several competitors, including Briggs & Stratton and Tecumseh Products, both of which have greater sales and financial resources than the Company. The Company's major competitors in the ignition systems market are R.E. Phelon Company Inc. in the U.S.; Ikeda Denki, Oppama Kougyou, Iida Denki, Kokusan Denki in Japan; and other internal suppliers to engine manufacturers

AFTERMARKET PRODUCTS

         The Company sells automotive aftermarket products for both carbureted vehicle applications and electronic fuel injection vehicle applications through independent distributors, such as Federal-Mogul

Corporation and Standard Motor Products, Inc., and jobbers and dealers worldwide. Some automotive products are also sold to national manufacturing and distribution organizations for sale under private brand names or to industrial customers for use in special applications. The Company has recently begun pursuing initiatives to expand its aftermarket customer base and product lines in an effort to grow this segment of its business. Such initiatives include entry into components for performance vehicles and recreational vehicles, as well as broader coverage of fuel pumps and fuel modules.

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

ACQUISITION AND JOINT VENTURE STRATEGY

         As part of a long-term strategy for growth and expansion into new geographic and product markets, the Company may undertake select acquisitions and strategic alliances in the form of joint ventures. The Company may make select acquisitions of companies which can enhance the Company's traditional products and technologies and can provide additional growth opportunities. These acquisitions would contribute new product technology and open new markets to the Company. In evaluating these acquisitions, the Company seeks high quality operations which fit with the Company's expertise in markets where it has an established customer base and a clear vision of opportunities, thus decreasing transition costs and other financial risks associated with corporate acquisitions. Similarly, each of the Company's joint ventures provides the Company with the opportunity to benefit from established customer relationships or a unique technological advancement which the Company could not develop on its own without the risk and expense of establishing marketing and manufacturing organizations alone. In management's opinion, the Company's joint ventures ultimately reduce the cost of penetrating new markets and limit the Company's financial exposure with respect to these operations. At the present time the Company has no specific agreements with respect to any new acquisitions or joint ventures.

MANUFACTURING AND FACILITIES

         The Company conducts operations in approximately 2.3 million square feet of space in 28 locations. Six additional sites are operated as joint venture operations. The Company believes that substantially all of its property and equipment are in good condition. The Company has not experienced significant limitations on its ability to transfer products between, or sell products in, various countries.

         Each of the Company's manufacturing facilities practices advanced inventory control procedures and has installed statistical process controls to insure high levels of quality. In that regard, some of the Company's factories have received the Ford Q1 Award and the Chrysler QE Award. In connection with its sales to Saab, which is partially owned by General Motors, the Company's Norway facility has been named a General Motors supplier of the year five years in a row beginning in 1991. In 1995, Walbro Automotive was named Supplier of the Year by General Motors. Various other Company factories have been recognized by customers such as Mercury Marine, Stihl and Federal-Mogul Corporation for excellence in product quality and delivery.

         In addition, the Company's domestic automotive customers have cooperated in the development of a broad based quality procedure for which their suppliers are required to be certified. The procedure, known as QS 9000, has been derived from the International Standards Organization's ISO 9000 procedure. Approximately half of the Company's manufacturing locations around the world have been certified.

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

PATENTS, RESEARCH AND PRODUCT DEVELOPMENT

         The Company owns approximately 165 U.S. patents and 600 international patents in the fuel systems field and has a number of applications pending. These patents include proprietary ownership of designs for control devices for engines and engine systems, fuel pumps, fuel rails, fuel regulators, fuel level sensors, fuel reservoirs and fuel system vapor control devices, carburetors and throttle bodies, as well as ancillary devices for engine and vehicle applications.

         Although these patents are significant to the Company, management believes that in many cases the adaptation and use of the technology involved and the proprietary process technology employed to manufacture these products are more important. The Company maintains a systems center in Michigan for the research, design and development of new products. The Company began construction of its new European engineering center in June 1997. The Company's engineering departments also engage in design, development and testing. In 1997, 1996, and 1995, the Company spent approximately $17.3 million, $18.4 million and $16.7 million, respectively, for engineering and research and product development.


COMPONENTS, MATERIALS AND INVENTORY

         The Company has a number of sources for the components used in manufacturing its products. The suppliers who manufacture components often use tools and dies owned by the Company. If a supplier were to discontinue supplying any component, it could take the Company some time to replace the supplier; however, the Company believes its operations would not be materially adversely affected.

         The Company's principal customers provide it with estimates of their annual needs and make monthly purchase commitments. As a result, the Company does not experience material backlog. Consequently, the Company manages its manufacturing facilities on a just-in-time production basis.

EMPLOYEES

         As of December 31, 1997, the Company had approximately 5,028 employees. The Company believes that its relations with its employees are satisfactory. All of the Company's approximately 600 European plant employees are unionized under their traditional national organizations. All of the

Company's United States plant employees are non-unionized except approximately 400 employees at both of its Michigan manufacturing locations. The Company's three-year contract with the bargaining unit for these Michigan plants expires in November 1998.

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

ITEM 2.  PROPERTIES

         The Company conducts operations in approximately 2.3 million square feet of space in a total of 28 locations. Six additional sites are operated as joint venture operations. The Company believes that substantially all of its property and equipment is in good condition.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any litigation, and is not aware of any pending or threatened litigation, that would have a material adverse effect on the Company or its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS



QUARTERS ENDED                                         Market Price                    Dividends
                                                   High                 Low            Per Share
                                               --------            --------            ---------
December 31, 1997..........................     24 1/8              12                   $.10
September 30, 1997.........................     24 1/4              19 1/2                .10
June 30, 1997..............................     21 1/2              15                    .10
March 31, 1997.............................     19 1/4              16 1/2                .10
                                                                                         ----
                                                                                         $.40
                                                                                         ====
December 31, 1996..........................     21 1/4              18 1/4               $.10
September 30, 1996.........................     21                  18 1/4                .10
June 30, 1996..............................     22 1/2              19 5/8                .10
March 31, 1996.............................     20 3/4              17 3/4                .10
                                                                                         ----
                                                                                         $.40
                                                                                         ====

On February 24, 1998, the closing per share price was $13.125. The above prices do not include retail markup, markdown, or commission. As of February 24, 1998, the approximate number of shareholders was 1,005. Walbro is traded on the NASDAQ National Market ("NNM") and reported by NNM under the symbol "WALB".

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The results of operations and balance sheet data of the Company for each of the years in the three-year period ended December 31, 1997 and as of December 31, 1997 and 1996, respectively, were derived from the audited Consolidated Financial Statements of the Company, and the notes thereto, appearing elsewhere in this Form 10-K.

                                                     Years Ended December 31,
                                         1997        1996        1995        1994        1993
                                     --------    --------    --------    --------    --------
                                              (In Thousands, Except Per Share Data)
From Continuing Operations:
  Net Sales......................    $619,905    $585,389    $459,272    $325,205    $273,463
  Cost of Sales..................     538,751     488,134     377,755     261,501     216,804
  Income (Loss) Before Cumulative
     Effect of Accounting
     Change......................     (36,627)     11,229      13,830      14,595      12,567
  Income (Loss) Per Share Before
     Cumulative Effect of
     Accounting Change
     (diluted)...................       (4.23)       1.30        1.61        1.70        1.47
Cash Dividends Per Share.........        0.40        0.40        0.40        0.40        0.40
Working Capital..................      75,273      68,275      95,713      58,378      50,187
Total Assets.....................     610,593     589,649     493,473     257,366     215,295
Long-Term Debt...................     291,393     291,723     233,389      66,136      52,392
Stockholders' Equity.............      69,866     137,733     135,427     127,915     114,146

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the years ended December 31, 1995, 1996 and 1997. The information contained in the following discussion reflects the results of the Fuel Systems Business of Dyno Industrier A.S ("Dyno" or "Walbro Europe") subsequent to its acquisition on July 27, 1995.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO 1996, 1996 COMPARED TO 1995

SALES - The Company reported sales in 1997 of $619.9 million, an increase of 5.9% from $585.4 million. The 1997 sales increase was generated by additional sales to the automotive market in North and South America and additional sales to the small engine market partially offset by lower sales to the Europe automotive market due to lower foreign currency exchange rates. Sales in 1996 were $585.4 million compared to sales of $459.3 million in 1995, an increase of 27.5% mostly because of the Dyno acquisition. On a percentage basis, sales to the automotive market increased 4.4% in 1997 compared to a 37.9% increase in 1996. Sales to the small engine market increased 7.5% in 1997 compared to a 4.0% increase in 1996. Aftermarket sales increased 17.5% in 1997 compared to flat sales in 1996 compared to 1995.

        Sales of the Company's original equipment automotive products were $458.0 million in 1997 compared to $438.6 million in 1996 and $318.1 million in 1995. The 1997 increase in automotive product sales resulted from increased sales of plastic fuel tank systems to both North American and South American OEM customers partially offset by lower sales of steel fuel rails in the U.S. and lower plastic fuel tank sales to European OEM customers. The entire European sales decline was due to foreign currency exchange rates which were off 16% compared to the U.S. dollar causing a $37 million decrease in sales. The increased sales of plastic fuel tank systems resulted from the launch of four new programs in the U.S. during 1997 and one new program launched in late 1996 in Brazil. The sales growth was lower in 1997 due to (i) insourcing of fuel pumps and fuel modules by one of the Company's largest customers which was completed during the first half of 1997; (ii) lower shipments to Chrysler in the second quarter because of a strike at Chrysler's Mound Road Engine Plant; and (iii) lower production of passenger cars in the U.S. In addition, 1997 sales were lower due to the delay of one new plastic tank program and the cancellation of another new plastic tank program by a customer who decided to delay the conversion from a steel to plastic fuel tank.

        In 1996, all of the automotive product sales increase was generated by sales in Europe, as U.S. based automotive product sales declined by 2.4%. The increase was primarily the result of including a full year of Walbro Europe sales in 1996, $214.4 million, versus including only five months of Walbro Europe sales in 1995 of $88.5 million. U.S. based automotive product sales were lower in 1996 because of insourcing of fuel pumps and fuel modules by one of the Company's largest customers. The decline in U.S. based automotive product sales was substantially offset by increased sales of fuel modules to the Company's largest customer and sales of the Company's new plastic fuel rails.

        Sales of the Company's small engine products were $125.9 million in 1997, up from $117.1 million in 1996 and $112.6 million in 1995. During 1997, ignition system sales had the largest increase of 25.9% followed by float feed carburetor sales in The People's Republic of China ("PRC") with a 6.4% increase. Diaphragm carburetor sales increased 5.3% and float feed carburetor sales in the U.S. increased by 4.1%. Most of the diaphragm carburetor sales increase was in Japan which increased by 15.7% in spite of a 10% decline in the yen-dollar exchange rate. The 6.4% increase in PRC sales was less than expected because sales suffered in the second half of 1997 from a significant reduction in orders as customers were forced to reduce excess motorcycle inventories.

        In 1996, much of the increase in small engine product sales came from increased sales of ignition systems (up $6.4 million or 81.0%) and to a lesser extent float feed carburetors in the U.S. (up $1.7 million or 5.8%) and float feed carburetors in the PRC (up $1.1 million or 23.9%). These increases were partially offset by a decline in diaphragm carburetors of $4.6 million or 6.3% due to reduced demand for handheld power equipment caused by drought in the

Southeast and Southwest U.S. and cold, wet spring conditions in other parts of the U.S. Sales declined in Japan because of lower demand and the lower yen-dollar exchange rate.

        Sales of small engine ignition systems were $18.0 million in 1997 compared to $14.3 million in 1996 and $7.9 million in 1995 as customer demand has grown for this expanding family of products. Management believes that ignition systems will play a more significant role in the future as small engines become subject to more stringent emissions regulations.

        In 1992, the California Air Resources Board promulgated comprehensive air quality regulations limiting small engine emissions, which became effective in August 1995. A more stringent phase is scheduled to become effective in 1999. In addition, the Environmental Protection Agency ("EPA") has imposed similar regulations which became effective in August 1996, with a more stringent phase expected to become effective during the 2002 to 2005 period. The more stringent regulations could significantly reduce the number of units currently sold, especially diaphragm carburetors, as these regulations could force manufacturers to replace low cost gasoline-powered lawn and garden equipment with electric-powered equipment.

        In response to the more stringent regulations, the Company is integrating its carburetor and ignition technology to develop an engine management system which will electronically control both fuel delivery and ignition functions to limit exhaust emissions. The Company has successfully refined existing carburetors to meet the first set of standards and company engineers are developing new technology to meet the subsequent requirements.

        The Company's aftermarket business includes both automotive and small engine products. Aftermarket sales were $29.5 million in 1997 compared to $25.1 million in 1996 and $25.2 million in 1995. The increase in 1997 sales was due to adding new customers during the year and the addition of several new products offered to aftermarket customers. Aftermarket sales declined slightly in 1996 because of increased in-house production by one of the Company's larger aftermarket customers.

COST OF SALES - Cost of sales was $538.8 million in 1997 compared to $488.1 million in 1996 and $377.8 million in 1995. Cost of sales as a percent of sales was 86.9% in 1997 compared to 83.4% in 1996 and 82.3% in 1995 and consequently gross margin was 13.1% in 1997 compared to 16.6% in 1996 and 17.7% in 1995. Gross margin declined in 1997 because of lower margins in both automotive and small engine products. The lower automotive gross margin was due to a change in the mix of products sold in the U.S.; the launch costs of four new multi-layer plastic fuel tank programs; start-up costs for new plants in Argentina and South Korea; relocation of two plants in Europe; and increased warranty costs.

        The change in mix of products sold involved lower steel fuel rail volume; lower volume of fuel pumps and fuel modules from customer insourcing; the Chrysler Mound Road facility strike; and lower production of U.S. passenger cars. At the same time, volume increased for new plastic fuel tank systems which carry lower gross margins because they include a high level of purchased components.

        Increased warranty costs in 1997 included $5.7 million for four product warranty issues. The warranty issues included a steel fuel rail, two plastic fuel tanks in Europe and an ignition module for the small engine market. Management believes that the technical issues have been resolved and does not expect additional charges related to these warranty claims.

        The lower gross margin in 1997 for small engine products was related primarily to lower volume in the two facilities in the PRC; the warranty cost for an ignition module previously discussed and one-time costs of moving two plants. The Mexico carburetor plant and the Mexico ignition system plant were relocated to a new larger facility in Mexico that supports both operations with lower overhead costs.

        Gross margin declined in 1996 because of lower margins in both automotive and small engine products. Lower margins in automotive products resulted from lower volumes at all of the North American facilities, new plant start-up costs in Brazil and from an increased share of European plastic fuel tank volume which carry lower margins than the Company's other automotive products. During 1996, Walbro Europe gross margins were 11.7% compared to 13.1% in 1995 and were lower primarily because of the new plant start-up costs in Belgium, lower volume at the United Kingdom plant and the Norway plant. Lower margins in small engine products resulted primarily from lower volumes of diaphragm carburetors, the new plant start-up costs in Tianjin, PRC and the weaker yen-dollar exchange rate.

SELLING AND ADMINISTRATIVE EXPENSES - Selling and administrative ("S&A") expenses were $60.8 million in 1997, an increase of 16.5% compared to $52.2 million in 1996. The 1997 increase in S&A was due to new plants in South Korea and the PRC and due to higher professional fees. The increased professional fees included financing fees for modifications to bank loan agreements, legal fees, settlement of legal claims and other one-time charges. In 1996, S&A expenses increased by 28.6% (12.7% without Europe) compared to $40.6 million in 1995. The full year of Walbro Europe S&A expenses in 1996 compared to only five months in 1995 caused a large portion of the increase and the remainder of the 1996 S&A increase came primarily from new plants in Brazil, the PRC and the new Tucson Precision Products plant. As a percent of sales, S&A expenses were 9.8% in 1997, 8.9% in 1996 and 8.9% in 1995.

RESEARCH AND DEVELOPMENT EXPENSES - Research and development ("R&D") expenses were $17.3 million in 1997, a decrease of 6.0% compared to $18.4 million in 1996. In 1997, R&D resources to support small engine product development were increased because of emission regulations but overall expenses declined because automotive R&D resources were used to support many new production launches of plastic fuel tank programs and their expenses were charged to Cost of Sales. In 1996, Walbro Europe R&D expenses accounted for all of the 10.2% increase as R&D expenses excluding Europe decreased by 1.0%.

RESTRUCTURING AND IMPAIRMENT CHARGES - During the fourth quarter of 1997, the Company recorded a $27 million pretax charge for restructuring its operations and other actions. The charge was comprised of a $17 million charge for restructuring and a $10 million charge associated with asset impairments. The restructuring actions include divestiture of the Company's Ligonier, Indiana steel fuel rail manufacturing facility and disposition of its interest in U.S. Coexcell Inc., a manufacturer of blow-molded plastic drums in Maumee, Ohio. In addition, the Company will consolidate its small engine operations in the Asia-Pacific region and restructure its European automotive fuel tank operations. The asset impairment charge included the write off of obsolete equipment and tooling, write off of its interest in Saginaw Plastics, an injection molder in Saginaw, Michigan and charges related to its Korean automotive activities. Lastly, the restructuring charge included a corporate-wide headcount reduction of approximately 10 percent including reductions related to the divestitures and restructuring. See Note 5 of the Notes to the Consolidated Financial Statements.

LOSS ON FOREIGN EXCHANGE TRANSACTIONS - The Company entered into forward foreign exchange contracts to hedge the Company's foreign currency exposure related to a sales commitment to a foreign customer. The loss on these contracts was treated as a hedge for accounting purposes and recorded as a deferred asset, which was amortized as foreign currency exchange loss in 1995 and 1996. The foreign currency exchange result was a $1.5 million loss in 1995 compared to a small gain in 1996 and 1997. See Note 12 of the Notes to the Consolidated Financial Statements.

NET INTEREST EXPENSE - Net interest expense was $25.4 million in 1997 compared to $20.5 million in 1996 and $12.4 million in 1995. To finance the Dyno acquisition in July 1995, the Company sold $110 million in aggregate principal amount of its 9.875% senior notes and obtained a new $135 million secured Credit Facility. In December 1997, the Company sold $100 million of its 10.125% senior notes and used the proceeds to repay a significant part of the secured credit facility. Borrowing levels were higher in both 1997 and 1996 to support capital expenditures for facility expansions and for additional equipment and tooling. The additional borrowings and the shift to a higher percentage of long-term fixed rate debt raised the average cost of capital and caused the higher interest expense. The average cost of borrowing was 8.8% in 1997, 8.1% in 1996 and 7.4 % in 1995. See Note 6 of the Notes to Consolidated Financial Statements for details of the borrowings.

INCOME TAXES - The provision for income taxes was a credit of $10.1 million in 1997 compared to expense of $3.1 million in 1996 and $1.3 million in 1995. The 1997 provision was a credit because of negative taxable income related to the restructuring charge and other actions with an effective tax rate of 22.6%. The provision was higher in 1996 compared to 1995 because of a lower research and development (R&D) tax credit recorded in 1996 of $1.1 million compared to $3.0 million recorded in 1995. These R&D tax credits resulted from a change by the Internal Revenue Service in defining the R&D activities which qualify for the tax credit. The $3.0 million credit in 1995 and lower taxable income caused the lower provision for income taxes in 1995. The R&D tax credits resulted in an effective tax rate of 29.6% for 1996 compared to 10.8% for 1995.

JOINT VENTURE INCOME - The Company's equity in income of joint ventures was $3.1 million in 1997 compared to $4.2 million in 1996 and $3.9 million in 1995. The decrease in 1997 resulted from lower income at Marwal Systems (France) due to payment of royalties to the Company, start-up costs for Marwal Argentina and losses at Korea Automotive Fuel Systems. The increase in 1996 compared to 1995 resulted from increased income at Marwal Systems partially offset by losses at Korea Automotive Fuel Systems.

MINORITY INTEREST - Minority interest was $5.0 million in 1997 compared to $0.3 million in 1996 and $0.5 million in 1995. The 1997 increase was due to the sale of $69 million of Convertible Preferred Securities of Walbro Capital Trust in February 1997. The preferred dividends are included as minority interest.

NET INCOME (LOSS) AND INCOME (LOSS) PER SHARE - Net loss for 1997 was $36.6 million compared to net income of $11.2 million in 1996 and $13.8 million in 1995. Net loss per share was $4.23 for 1997 compared with net income per share of $1.30 for 1996 and $1.61 for 1995. The net loss for 1997 was the result of the reasons stated above including the restructuring charge and warranty reserve.

INFLATION - Inflation potentially affects the Company in two principal ways. First, a portion of the Company's debt is tied to prevailing short-term interest rates which may change as a result of inflation rates, translating into changes in interest expense. Second, general inflation can impact material purchases, labor and other costs. In many cases, the Company has limited ability to pass through inflation-related cost increases due to the competitive nature of the markets that the Company serves. In the past three years, however, inflation has not been a significant factor for the Company.

FOREIGN CURRENCY TRANSACTIONS - Approximately 50% of the Company's sales during 1997 were derived from international manufacturing operations in Europe, Asia, South America and Mexico. The financial position and the results of operations of the Company's subsidiaries in Europe (32% of sales), Japan and South Korea (5% of sales), South America (2% of sales) and PRC (1% of sales) are measured in local currency of the countries in which they operate and translated into U.S. dollars. The effects of foreign currency fluctuations in Europe, Japan, PRC, South America and South Korea are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which sales are generated and the reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar.

        For the Company's subsidiaries in Singapore and Mexico (10% of sales) the expenses are generally incurred in the local currency, but sales are generated in U.S. dollars; therefore, results of operations are more directly influenced by a weakening or strengthening of the local currency versus the U.S. dollar.

        Approximately 49% of the Company's net assets at December 31, 1997, are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company's consolidated shareholders' equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar. In addition, the Company has equity investments in unconsolidated joint ventures in Argentina, Brazil, France, Japan, Korea and Mexico. The Company's reported income from these joint ventures will be higher or lower depending upon a weakening or strengthening of the U.S. dollar.

        The Company's strategy for management of currency risk relies primarily upon the use of forward currency exchange contracts to manage its exposure to foreign currency fluctuations related to its operations in foreign countries and to manage its firm transaction commitments in foreign currencies.

THE YEAR 2000 ISSUE - The year 2000 issue is the result of computer programs that were written using two digits (rather than four) to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The Company is working to resolve the potential impact of the year 2000 on the processing of date-sensitive information and is in the process of conducting an evaluation of the impact of the issue at all locations. The evaluation includes computer programs used for management information systems and computer programs used to electronically control manufacturing equipment and other devices. The evaluation has not progressed enough to allow management to assess whether the cost of addressing this issue will have a material impact on the Company's financial position, results of operations or cash flows in future periods. Management expects this evaluation to be completed during 1998.

LIQUIDITY AND CAPITAL RESOURCES - As of December 31, 1997, the Company had $40.2 million outstanding in short-term debt, including current portion of long-term debt, and $291.4 million in long-term debt. The approximate minimum principal payments required on the Company's long-term debt in each of the five fiscal years subsequent to December 31, 1997 are $14.0 million in 1998, $7.4 million in 1999, $30.0 million in 2000, $7.5 million in 2001, $6.8 million in 2002 and
$239.6 million thereafter.

        In February 1997, the Company completed an offering of 2,760,000 shares or $69 million of Convertible Preferred Securities of Walbro Capital Trust and the proceeds were used to pay down borrowings on the $135 million secured bank credit facility (the "Credit Facility"). In December 1997, the Company issued $100 million of its 10.125% Senior Notes due 2007 and the proceeds were used to pay down borrowings on the Credit Facility. With the issuance of the 2007 Senior Notes the amount currently available under the Credit Facility was reduced to $30 million. At February 1, 1998, the Company had approximately $11 million of funds available to it under the Credit Facility. In April 1998, the Company received a commitment for a $150 million line of credit (the "New Credit Facility") consisting of a $125 million revolving line of credit and a $25 million capital expenditure facility. The New Credit Facility will be available for five years after closing. Proceeds of the New Credit Facility will be used to pay off $30 million under the Credit Facility, the Purchase Money Loan Agreement, and the 2004 Notes (described below) including an early retirement premium of approximately $2.3 million, to finance capital expenditures, and to meet working capital needs. Closing of the New Credit Facility is subject to customary conditions and is expected to occur by May 31, 1998. Failure to close the New Credit Facility would have a material adverse effect on the Company's liquidity. See Notes 6 and 21 of the Notes to Consolidated Financial Statements for further discussion.

        The Company is a party to an Intercreditor Agreement (the "Intercreditor Agreement") dated as of July 26, 1995 and executed by and among the Company, the holders (the "2004 Noteholders") of the Senior Notes due October 1, 2004 (the "2004 Notes") and the banks which are a party to the Credit Facility (the "Banks"). The Company and the Banks and the 2004 Noteholders disagree with the interpretation of certain provisions of the Intercreditor Agreement. As a result, the Company has agreed to use its best efforts to retire the 2004 Notes by no later the May 31, 1998 and the 2004 Noteholders have agreed that, until May 31, 1998, they will forbear from taking any action under the 2004 Notes. The Company will use the New Credit Facility to provide the financing to retire the 2004 Notes.

        As of December 31, 1997, accounts receivable amounted to $145.0 million, an increase of $18.5 million, compared to $126.5 million at December 31, 1996. The average collection period at December 31, 1997 was 85.3 days compared to 81.3 days at December 31, 1996. The increase in accounts receivable was due to higher sales, larger amounts of accounts receivable for customer tooling and the addition of foreign customers with longer payment terms.

        The Company's plans for 1998 capital expenditures for facilities, equipment and tooling total approximately $50 million. The 1998 capital expenditure plan includes new processing equipment and tooling. The Company intends to finance the capital expenditures with borrowings under the New Credit

Facility, potential lease financing, access to capital markets and cash from operations.

        Management believes that the Company's long-term cash needs will continue to be provided principally by operating activities supplemented, to the extent required, by borrowing under the Company's existing and future credit facilities and by access to the capital markets. Management expects to replace these credit facilities as they expire with comparable facilities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated balance sheets are as of December 31, 1997 and 1996 and the consolidated statements of income, cash flows and stockholders' equity are for each of the years ended December 31, 1997, 1996 and 1995.

     Report of Independent Public Accountants, page F-1.

     Consolidated Balance Sheets, page F-2.

     Consolidated Statements of Income, page F-3.

     Consolidated Statements of Stockholders' Equity, page F-4.

     Consolidated Statements of Cash Flows, page F-5.

     Notes to Consolidated Financial Statements, pages F-6 through F-25.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference to "Election of Directors" on pages 2 through 4, "Identification of Other Executive Officers" on page 8 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 9 of the Company's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 1998 (the "1998 Proxy Statement").


ITEM 11.         EXECUTIVE COMPENSATION

         Incorporated by reference to "Executive Compensation" on pages 9 through 11 and "Compensation of the Board of Directors" on page 5 of the 1998 Proxy Statement.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference to "Security Ownership of Certain Beneficial Owners and Management" on pages 6 and 7 of the 1998 Proxy Statement.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference to "Indebtedness of Management" on page 8 of the 1998 Proxy Statement.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K

         (a)     The following documents are filed as part of this Form 10-K:

                 1. The following consolidated financial statements of the Company and its subsidiaries, together with the applicable report of independent public accountants, are included in
                 Item 8:

                          Report of Independent Public Accountants, page F-1.

                          Consolidated Balance Sheets at December 31, 1997 and 1996, page F-2.

                          Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995, page F-3.

                          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995, page F-4.

                          Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995, page F-5.

                          Notes to Consolidated Financial Statements, page F-6 through F-25.

                 2. The following consolidated financial information of the Company and its subsidiaries for the three years ended December 31, 1997, 1996 and 1995 is filed as part of this Form 10-K.

                          Report of Independent Public Accountants, page S-1.

                          Supplemental Notes to Consolidated Financial
                          Statements, page S-2 through S-12.

                          (1)     Valuation and Qualifying Accounts.

                          (2)     Supplemental Guarantor Condensed
                                  Consolidating Financial Statements.

                          The information required to be submitted in Schedule II is included in the Supplemental Note 1 to Consolidated Financial Statements.

                 3. The following exhibits are filed with this report or incorporated by reference as set forth below.

EXHIBIT NO.

        3.1 Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's Registration Statement on Form S-3, File No. 333-18317. (2)
        3.2 By-laws of the Company, as amended, filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989. (2)

EXHIBIT NO.


        3.3 Amendment to Section 2.9 of the By-laws of the Company, filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. (2)
        4.1      Indenture for the 10 1/8% Senior Notes due 2007 dated as
                 of December 15, 1997 among the Company, Walbro Automotive Corporation, Walbro Engine Management Corporation,
                 Sharon Manufacturing Company, Whitehead Engineered Products, Inc. and Bankers Trust Company, as Trustee (including form of the Exchange Note and form of Guarantee), filed as Exhibit
                 4.1 to the Company's Registration Statement on Form S-4, File No. 333-45693. (2)
        4.2      Purchase Agreement dated December 11, 1997 among the
                 Company, Walbro Automotive Corporation, Walbro Engine Management Corporation, Sharon Manufacturing Company, Whitehead Engineered Products, Inc. and Salomon Brothers
                 Inc., filed as Exhibit 4.2 to the Company's Registration Statement on Form S-4, File No. 333-45693. (2)
        4.3 Registration Rights Agreement dated December 11, 1997 among the Company, Walbro Automotive Corporation, Walbro Engine Management Corporation, Sharon Manufacturing Company, Whitehead Engineered Products, Inc. and Salomon Brothers
                 Inc., filed as Exhibit 4.3 to the Company's Registration Statement on Form S-4, File No. 333-45693. (2)
        4.4      Form of the Exchange Note (included in Exhibit 4.1).
        4.5      Form of Guarantee (included in Exhibit 4.1).
        4.6      Shareholder Rights Plan dated December 8, 1988, filed as
                 the Exhibit to the Company's Registration Statement on
                 Form 8-A for Shareholder Stock Purchase Rights filed
                 December 12, 1988. (2)
        4.7      First Amendment to Rights Agreement dated February 6,
                 1991, filed as Exhibit 4.8 to the Company's Annual Report
                 on Form 10-K for the fiscal year ended December 31, 1990. (2).
        4.8 Loan Agreement between City of Ligonier, Indiana, and Sharon Manufacturing Company dated as of June 1, 1992, filed as
                 Exhibit 4.12 to the Company's Annual Report on Form 10-K
                 for the fiscal year ended December 31, 1992. (2)
        4.9 Loan Agreement between Walbro Automotive Corporation and the Town of Ossian, Indiana, dated as of December 1, 1993, filed as Exhibit 4.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993. (2)
        4.10 Note Agreement among the Company and the purchasers named therein dated as of October 1, 1994 relating to the 7.68% Senior Notes of the Company, filed as Exhibit 4.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. (2)
        4.11 Indenture for the 9 7/8% Senior Notes due 2005 dated as of July 27, 1995 among the Company, Walbro Automotive Corporation, Walbro Engine Management Corporation, Sharon Manufacturing Company, Whitehead Engineered Products, Inc. and Bankers Trust Company, as Trustee (including form of
                 Exchange Note), filed as Exhibit 2.3 to the Company's
                 Current Report on Form 8-K dated July 27, 1995. (2)
        4.12     Amended and Restated Credit Agreement dated as of
                 September 22, 1995 among the Company, certain of its subsidiaries, Comerica Bank, as agent, and Harris Bank, as co-agent, filed as Exhibit 4.2 to the Company's Registration Statement on Form S-4, filed September 27, 1995. (2)

EXHIBIT NO.


        4.13 First Amendment dated March 8, 1996 to the Amended and Restated Credit Agreement among the Company, certain of its subsidiaries, Comerica Bank, as agent, and Harris Bank, as co-agent, filed as Exhibit 4.8 to the Company's Annual
                 Report on Form 10-K for the fiscal year ended December 31, 1995. (2)
        4.14 First Amendment dated as of July 26, 1995 to the Note Agreement among the Company and the purchasers named therein, relating to the 7.68% Senior Notes of the Company, filed as Exhibit 4.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. (2)
        4.15 Certificate of Trust of Walbro Capital Trust dated December 17, 1996 filed as Exhibit 4.10 to the Company's Registration Statement on Form S-3, File No. 333-18317. (2)
        4.16 Amended and Restated Declaration of Trust of Walbro Capital Trust dated as of February 3, 1997 among Walbro Corporation, as Sponsor, Bankers Trust (Delaware), as Delaware Trustee, and Lambert E. Althaver, Daniel L. Hittler and Michael A. Shope, as Regular Trustees, filed as Exhibit 4.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (2)
        4.17 Indenture between Walbro Corporation and Bankers Trust Company, as Indenture Trustee, dated as of February 3, 1997, filed as Exhibit 4.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (2)
        4.18 Form of Preferred Security issued by Walbro Capital Trust, included as Exhibit A-1 to Exhibit 4.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (2)
        4.19     Convertible Debenture issued by Walbro Corporation to
                 Walbro Capital Trust, included as Exhibit A to Exhibit
                 4.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (2)
        4.20 Preferred Securities Guarantee Agreement between Walbro Corporation, as Guarantor, and Bankers Trust Company, as Guarantee Trustee, with respect to the Preferred Securities of Walbro Capital Trust dated as of February 3, 1997, filed as Exhibit 4.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (2)
        4.21 Second Amendment dated as of March 17, 1997 to Credit Agreement among the Company, Comerica Bank, as agent, and Harris Bank, as co-agent, filed as Exhibit 4.21 to the Company's Registration Statement on Form S-4, File No. 333-45693. (2)
        4.22 Third Amendment dated as of August 27, 1997 to Credit Agreement among the Company, Comerica Bank, as agent, and Harris Bank, as co-agent, filed as Exhibit 4.22 to the Company's Registration Statement on Form S-4, File No. 333-45693. (2)
        4.23 Purchase Money Loan Agreement dated as of August 27, 1997 among the Company, Comerica Bank, as agent, and Harris Bank, as co-agent, filed as Exhibit 4.23 to the Company's Registration Statement on Form S-4, File No. 333-45693. (2)
        4.24 Purchase Money Guaranty dated as of August 27, 1997 by the Company and certain of its subsidiaries to Comerica
                 Bank, as agent, filed as Exhibit 4.24 to the Company's Registration Statement on Form S-4, File No. 333-45693. (2)
        4.25 Purchase Money Security Agreement dated as of August 27, 1997 among the Company, and certain of its subsidiaries and Comerica Bank, as agent, filed as Exhibit 4.25 to the Company's Registration Statement on Form S-4, File
                 No. 333-45693. (2)

EXHIBIT NO.


        4.26 Amended and Restated Second Amendment and Waiver Agreement dated as of March 3, 1998 to the Note Agreement among the Company and the purchasers named therein, relating to the 7.68% Senior Notes of the Company. (1)
        10.1 The Company's 1983 Incentive Stock Option Plan, filed as the Exhibit to the Company's Registration Statement on Form S-8 filed November 15, 1989. (2)(3)
        10.2 Joint Venture Agreement between the Company and Mitsuba Electric Manufacturing Company, Ltd. dated December 12,
                 1986, filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1986. (2)
        10.3 The Company's Equity Based Long-Term Incentive Plan, filed as Exhibit 4.5 to the Company's Registration Statement on
                 Form S-8 filed June 15, 1992. (2)(4)
        10.4 Retirement Income Plan for Directors dated February 9, 1988, filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988. (2)(3)
        10.5 The Company's Employee Stock Ownership Plan dated August 15, 1989, filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989. (2)
        10.6     Walbro Engine Management Incentive Compensation Plan, filed as
                 Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990. (2)(3)
        10.7 Joint Venture Agreement dated June 17, 1991 between the Company and Jaeger S.A., an indirect, majority-controlled subsidiary of Magneti Marelli S.p.A., relating to the Marwal Systems S.A. joint venture, filed as Exhibit 10.23 to the Company's Registration Statement on Form S-2, File No. 33-41425. (2)
        10.8     Joint Venture Agreement between the Company and Jaeger
                 S.A. dated as of January 1, 1993 relating to the Marwal do Brasil joint venture, filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992. (2)
        10.9 The Company's Advantage Plan, filed as the Exhibit to the Company's Registration Statement on Form S-8 filed October 28, 1991. (2)(3)
        10.10 Aircraft Lease Agreement between the Company and C.I.T. Leasing Corporation dated as of October 27, 1992, filed as
                 Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992. (2)

EXHIBIT NO.


        10.11 Joint Venture Contract among Walbro Engine Management Corporation, Fujian Fuding Carburetor Factory and Twin
                 Winner Trading Co., Ltd. dated December 30, 1993 relating to the Fujian Hualong Carburetor Co. Ltd. joint venture, filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. (2)
        10.12 Agreement among the Company, Walbro Automotive Corporation and Magneti Marelli France S.A. dated February 7, 1995, filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. (2)
        10.13 Joint Venture Agreement between the Company and Daewoo Precision Industries, Ltd. dated November 30, 1994, filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. (2)
        10.14 Purchase and Sale Agreement dated as of April 7, 1995 between the Company and Dyno Industrier AS, filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995. (2)
        10.15 Addendum to Purchase and Sale Agreement between the Company and Dyno Industrier AS dated as of July 27, 1995, filed as
                 Exhibit 2.2 to the Company's Current Report on Form 8-K dated July 27, 1995. (2)
        10.16 General Partnership Agreement dated August 18, 1995 between Iwaki Diecast U.S.A., Inc. and Walbro Tucson Corp., filed as
                 Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. (2)
        10.17 Employment Agreement between the Company and L.E. Althaver dated August 16, 1996, filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (2)(3)
        10.18 Termination and Change of Control Agreement between the Company and L.E. Althaver dated August 16, 1996, filed as
                 Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (2)(3)
        10.19    Employment Agreement between the Company and Daniel L.
                 Hittler dated August 16, 1996, filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (2)(3)
        10.20 Termination and Change of Control Agreement between the Company and Daniel L. Hittler dated August 16, 1996, filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (2)(3)
        10.21 Employment Agreement between the Company and Michael A. Shope dated August 16, 1996, filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1996. (2)(3)
        10.22 Termination and Change of Control Agreement between the Company and Michael A. Shope dated August 16, 1996, filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (2)(3)
        10.23    Employment Agreement between the Company and Robert H.
                 Walpole dated August 16, 1996, filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (2)(3)

EXHIBIT NO.


        10.24 Termination and Change of Control Agreement between the Company and Robert H. Walpole dated August 16, 1996, filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (2)(3)
        10.25 Employment Agreement between the Company and R.H. Whitehead III dated August 16, 1996, filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (2)(3)
        10.26 Termination and Change of Control Agreement between the Company and R.H. Whitehead III dated August 16, 1996, filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (2)(3)
        10.27 Employment Agreement between the Company and Frank E. Bauchiero dated October 3, 1996, filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (2)(3)
        10.28 Termination and Change of Control Agreement between the Company and Frank E. Bauchiero dated October 3, 1996, filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (2)(3)
        10.29    The Company's Broad-Based Long Term Incentive Plan, filed as
                 Exhibit 10.33 to the Company's Registration Statement on Form S-4, File No. 333-45693. (2)
        21.1     Subsidiaries of the Company. (1)
        23.1     Consent of Arthur Andersen LLP. (1)
        23.2     Consent of Ernst & Young Audit. (1)
        27.1     Financial Data Schedule. (1)

-------------------
(1) Filed herewith.
(2) Incorporated by reference.
(3) Management contract or compensatory plan or arrangement.


         (b)     Reports on Form 8-K:

         During the last quarter of the period covered by this Form 10-K, the Company filed a Current Report on Form 8-K dated December 12, 1997 reporting Items 5 and 7.

         (d)     (1)   The following Financial Statements of Marwal Systems
                 S.N.C. as of December 31, 1997, 1996 and 1995, and for the years ended December 31, 1997, 1996 and 1995 are included as part of this Form 10-K on pages F-26 through F-68:



         Letter of Confirmation  . . . . . . . . . . . . . . . . . . . . .F-26

         Report of Independent Public Accountants for 1997 . . . . . . . .F-27

         Balance Sheet as of December 31, 1997 . . . . . . . . . . . . . .F-28

         Income Statement for the year ended December 31, 1997 . . . . . .F-30

         Notes to the Financial Statements for 1997  . . . . . . . . . . .F-32

         Report of Independent Public Accountants for 1996 . . . . . . . .F-43

         Balance Sheet as of December 31, 1996 . . . . . . . . . . . . . .F-44

         Income Statement for the year ended December 31, 1996 . . . . . .F-46

         Notes to the Financial Statements for 1996  . . . . . . . . . . .F-48

         Report of Independent Public Accountants for 1995 . . . . . . . .F-57

         Balance Sheet as of December 31, 1995 . . . . . . . . . . . . . .F-58

         Income Statement for the year ended December 31, 1995 . . . . . .F-60

         Notes to the Financial Statements for 1995  . . . . . . . . . . .F-62

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of April, 1998.

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


 SIGNATURE                             TITLE                        DATE
 ---------                             -----                        ----

                           Chairman of the Board,                 April 15, 1998
/s/ LAMBERT E. ALTHAVER    Chief Executive Officer and Director
-------------------------  (Principal Executive Officer)
    Lambert E. Althaver

/s/ FRANK E. BAUCHIERO     President, Chief Operating Officer     April 15, 1998
-------------------------  and Director
    Frank E. Bauchiero

/s/ ROBERT H. WALPOLE      Vice President and Director            April 15, 1998
-------------------------
    Robert H. Walpole

/s/ MICHAEL A. SHOPE       Chief Financial Officer and Treasurer  April 15, 1998
-------------------------  (Principal Financial
    Michael A. Shope       and Accounting Officer)

/s/ WILLIAM T. BACON, JR.  Director                               April 15, 1998
-------------------------
    William T. Bacon, Jr.

/s/ J. DWAYNE BAUMGARDNER  Director                               April 15, 1998
-------------------------
    J. Dwayne Baumgardner

/s/ VERNON E. OECHSLE      Director                               April 15, 1998
-------------------------
    Vernon E. Oechsle

/s/ ROBERT D. TUTTLE       Director                               April 15, 1998
-------------------------
    Robert D. Tuttle

/s/ JOHN E. UTLEY          Director                               April 15, 1998
-------------------------
    John E. Utley

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and
   Stockholders of Walbro Corporation:

We have audited the accompanying consolidated balance sheets of Walbro Corporation (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Marwal Systems, S.N.C. and Marwal do Brasil Ltda., the investments in which are reflected in the accompanying consolidated financial statements using the equity method of accounting. The investments in Marwal Systems, S.N.C. and Marwal do Brasil Ltda. together represent 3.7% and 4.1% of consolidated total assets in 1997 and 1996, respectively, and the equity in their net income represents income of $3,710,000, $4,560,000 and $3,570,000 in 1997, 1996 and 1995,
respectively. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the report of the other auditors.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

        In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Walbro Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                               /s/ Arthur Andersen LLP

Detroit, Michigan,
February 11, 1998
(except with respect to the
matters discussed in Notes 6
and 21, as to which the
date is April 13, 1998).

                         CONSOLIDATED BALANCE SHEETS
                          December 31, 1997 and 1996


-------------------------------------------------------------------------------

                                                                  1997           1996
                           ASSETS                             --------       --------
                                                                       (In Thousands,
                                                                   Except Share Data)
Current Assets:
  Cash......................................................  $ 13,539       $ 18,213
  Accounts receivable, net..................................   144,985        126,509
  Inventories...............................................    56,207         50,588
  Prepaid expenses and other................................    17,405         11,235
  Deferred and refundable income taxes......................     8,519          4,971
                                                              --------       --------
     Total Current Assets...................................   240,655        211,516
                                                              --------       --------
Plant and Equipment, at cost:
  Land......................................................     5,230          5,190
  Buildings and improvements................................    90,099         69,741
  Machinery and equipment...................................   297,032        288,369
                                                              --------       --------
                                                               392,361        363,300
  Less--Accumulated depreciation............................   116,991         83,413
                                                              --------       --------
     Net Plant and Equipment................................   275,370        279,887
                                                              --------       --------
Other Assets:
  Funds held for construction...............................        --          1,140
  Joint ventures............................................    26,681         28,955
  Investments...............................................     3,261          5,727
  Goodwill, net.............................................    32,803         35,998
  Notes receivable..........................................       126          1,268
  Deferred and refundable income taxes......................     8,179          5,414
  Other.....................................................    23,518         19,744
                                                              --------       --------
     Total Other Assets.....................................    94,568         98,246
                                                              --------       --------
     Total Assets...........................................  $610,593       $589,649
                                                              ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt.........................  $ 13,960       $  1,089
  Bank and other borrowings.................................    26,204         22,072
  Accounts payable..........................................    84,209         77,939
  Accrued liabilities.......................................    39,221         41,276
  Dividends payable.........................................     1,788            865
                                                              --------       --------
     Total Current Liabilities..............................   165,382        143,241
                                                              --------       --------
Long-Term Liabilities:
  Long-term debt, less current portion......................   291,393        291,723
  Pension obligations and other.............................    11,823         10,718
  Deferred income taxes.....................................     2,077          4,914
  Minority interest.........................................     1,052          1,320
                                                              --------       --------
     Total Long-Term Liabilities............................   306,345        308,675
                                                              --------       --------
Company-obligated mandatorily redeemable convertible
  preferred securities of Walbro Capital Trust holding
  solely convertible debentures.............................    69,000             --
Stockholders' Equity:
  Common stock, $.50 par value; authorized 25,000,000;
     outstanding 8,682,595 in 1997 and 8,652,737 in 1996....     4,341          4,326
  Paid-in capital...........................................    66,151         65,674
  Retained earnings.........................................    33,938         74,039
  Deferred compensation.....................................      (379)          (967)
  Unrealized gain on securities available for sale..........        68            688
  Cumulative translation adjustments........................   (34,253)        (6,027)
                                                              --------       --------
     Total Stockholders' Equity.............................    69,866        137,733
                                                              --------       --------
     Total Liabilities and Stockholders' Equity.............  $610,593       $589,649
                                                              ========       ========

The accompanying notes are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF INCOME
             For the years ended December 31, 1997, 1996 and 1995


--------------------------------------------------------------------------------

                                                       1997             1996             1995
                                                   --------         --------         --------
                                                     (In Thousands, Except Per Share Data)
Net Sales...................................       $619,905         $585,389         $459,272
Costs and Expenses:
  Cost of sales.............................        538,751          488,134          377,755
  Selling and administrative expenses.......         60,786           52,177           40,641
  Research and development expenses.........         17,289           18,400           16,742
  Restructuring and impairment charges......         27,000               --               --
                                                   --------         --------         --------
Operating Income (Loss).....................        (23,921)          26,678           24,134
Other Expense (Income):
  Interest expense, net of capitalized
     interest of $1,207 in 1997 and $3,683
     in 1996................................         25,410           20,535           12,420
  Interest income...........................           (674)          (2,716)            (960)
  Royalty income, net.......................         (3,878)          (1,410)            (237)
  Foreign currency exchange (gain) loss.....           (308)             (70)           1,483
  Other.....................................            365              (63)            (255)
                                                   --------         --------         --------
Income (Loss) Before (Provision) Credit for
  Income Taxes, Minority Interest and Equity
  in Income of Joint Ventures...............        (44,836)          10,402           11,683
(Provision) Credit for Income Taxes.........         10,131           (3,075)          (1,258)
Minority Interest...........................         (5,035)            (285)            (472)
Equity in Income of Joint Ventures..........          3,113            4,187            3,877
                                                   --------         --------         --------
Net Income (Loss)...........................       $(36,627)        $ 11,229         $ 13,830
                                                   ========         ========         ========
Basic Net Income (Loss) Per Share...........       $  (4.23)        $   1.30         $   1.61
                                                   ========         ========         ========
Diluted Net Income (Loss) Per Share.........       $  (4.23)        $   1.30         $   1.61
                                                   ========         ========         ========

The accompanying notes are an integral part of these statements.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             For the years ended December 31, 1997, 1996 and 1995


--------------------------------------------------------------------------------

                                                                                       Unrealized
                                                                                        Gain on
                                                                            Minimum    Securities   Cumulative
                              Common   Paid-in   Retained     Deferred      Pension    Available    Translation
                              Stock    Capital   Earnings   Compensation   Liability    for Sale    Adjustments
                              ------   -------   --------   ------------   ---------   ----------   -----------
                                                      (In Thousands, Except Share Data)
Balance--
  December 31, 1994.........  $4,282   $64,221   $55,855      $(1,225)       $  --       $1,428      $  3,354
  Exercise of stock
    options.................      8        160        --           --           --           --            --
  ESOP debt payments........     --         --        --          408           --           --            --
  Net income................     --         --    13,830           --           --           --            --
  Additional minimum pension
    liability...............     --         --        --           --          (63)          --            --
  Cash dividends ($.40 per
    share)..................     --         --    (3,429)          --           --           --            --
  Change in market value of
    securities available for
    sale....................     --         --        --           --           --         (601)           --
  Translation adjustments...     --         --        --           --           --           --        (2,801)
                              ------   -------   -------      -------        -----       ------      --------
Balance--
  December 31, 1995.........  4,290     64,381    66,256         (817)         (63)         827           553
  Exercise of stock
    options.................     21        750        --           --           --           --            --
  ESOP debt payments........     --         --        --          408           --           --            --
  Restricted stock issued...     15        543        --         (558)          --           --            --
  Net income................     --         --    11,229           --           --           --            --
  Adjust minimum pension
    liability...............     --         --        --           --           63           --            --
  Cash dividends ($.40 per
    share)..................     --         --    (3,446)          --           --           --            --
  Change in market value of
    securities available for
    sale....................     --         --        --           --           --         (139)           --
  Translation adjustments...     --         --        --           --           --           --        (6,580)
                              ------   -------   -------      -------        -----       ------      --------
Balance--
  December 31, 1996.........  4,326     65,674    74,039         (967)          --          688        (6,027)
  Exercise of stock
    options.................     15        477        --           --           --           --            --
  ESOP debt payments........     --         --        --          408           --           --            --
  Change in restricted
    stock...................     --         --        --          180           --           --            --
  Net loss..................     --         --   (36,627)          --           --           --            --
  Cash dividends ($.40 per
    share)..................     --         --    (3,474)          --           --           --            --
  Change in market value of
    securities available for
    sale....................     --         --        --           --           --         (620)           --
  Translation adjustments...     --         --        --           --           --           --       (28,226)
                              ------   -------   -------      -------        -----       ------      --------
Balance--
  December 31, 1997.........  $4,341   $66,151   $33,938      $  (379)       $  --       $   68      $(34,253)
                              ======   =======   =======      =======        =====       ======      ========

The accompanying notes are an integral part of these statements.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the years ended December 31, 1997, 1996 and 1995


--------------------------------------------------------------------------------

                                                     1997              1996             1995
                                                 --------         ---------         --------
                                                               (In Thousands)
Cash Flows From Operating Activities:
  Net income (loss)..........................    $(36,627)        $  11,229         $ 13,830
  Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities--
       Depreciation and amortization.........      31,417            29,736           22,451
       (Gain) loss on disposition of
          assets.............................       1,459               774              (29)
       Minority interest.....................        (624)             (238)             472
       Equity in income of joint ventures....      (3,113)           (4,187)          (3,877)
       Restructuring and impairment
          charges............................      27,000                --               --
       Change in assets and liabilities, net
          of effects of acquisitions--.......
            Deferred and refundable income
               taxes.........................      (8,631)             (762)           1,721
            Pension obligations and other....      (1,888)           (2,049)           3,327
            Accounts payable and accrued
               liabilities...................      12,687            25,507            4,870
            Accounts receivable, net.........     (28,299)          (16,956)          (3,236)
            Inventories......................      (8,674)             (473)          (2,034)
            Prepaid expenses and other.......     (10,933)           (5,943)          (6,607)
                                                 --------         ---------         --------
          Total adjustments..................      10,401            25,409           17,058
                                                 --------         ---------         --------
          Net cash provided by (used in)
            operating activities.............     (26,226)           36,638           30,888
                                                 --------         ---------         --------
Cash Flows From Investing Activities:
  Purchase of plant and equipment............     (62,019)          (99,147)         (46,240)
  Acquisitions, net of cash acquired.........          --            (1,018)        (116,238)
  Purchase of other assets...................      (3,087)           (3,434)          (7,263)
  Investment in joint ventures and other.....       1,756            (1,451)          (2,054)
  Proceeds from disposal of assets...........       5,415             4,156            4,127
                                                 --------         ---------         --------
          Net cash used in investing
            activities.......................     (57,935)         (100,894)        (167,668)
                                                 --------         ---------         --------
Cash Flows From Financing Activities:
  Borrowings under revolving
     lines-of-credit.........................     199,981           200,548          161,114
  Repayments under revolving
     lines-of-credit.........................    (283,116)         (135,298)         (97,317)
  Debt repayments............................      (1,210)           (1,104)         (13,541)
  Proceeds from issuance of long-term debt...     105,404             2,772          110,550
  Proceeds from issuance of convertible
     preferred securities....................      69,000                --               --
  Proceeds from issuance of common stock and
     options.................................         492               771              168
  Financing fees paid........................      (5,680)             (508)          (4,778)
  Cash dividends paid........................      (3,463)           (3,439)          (3,428)
                                                 --------         ---------         --------
          Net cash provided by financing
            activities.......................      81,408            63,742          152,768
                                                 --------         ---------         --------
Effect of Exchange Rate Changes on Cash......      (1,921)           (1,065)            (736)
                                                 --------         ---------         --------
Net Increase (Decrease) in Cash..............      (4,674)           (1,579)          15,252
Cash at Beginning of Year....................      18,213            19,792            4,540
                                                 --------         ---------         --------
Cash at End of Year..........................    $ 13,539         $  18,213         $ 19,792
                                                 ========         =========         ========

The accompanying notes are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Principles of Consolidation:
The consolidated financial statements include the accounts of Walbro Corporation and its wholly-owned and majority-owned subsidiaries (the Company). Investments in joint ventures are accounted for under the equity method (Note 2). Significant transactions and balances among the Company and its subsidiaries have been eliminated in the consolidated financial statements.

Foreign Currency Translation:
The assets and liabilities of the Company's foreign operations are generally translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at average exchange rates for the year. Resulting translation adjustments are reflected as a separate component of stockholders' equity.
  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions which operate as a hedge of an identifiable foreign currency commitment or as a hedge of a foreign currency investment position, are included in the results of operations as incurred.

Accounts Receivable:
Accounts receivable are net of allowances for doubtful accounts of $809,000 and $753,000 as of December 31, 1997 and 1996, respectively.

Inventories:
Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories include raw materials and component parts, work-in-process and finished products. Work-in-process and finished products inventories include material, labor and manufacturing overhead costs.
  Inventory at December 31 consisted of the following:

                           1997      1996
                        -------   -------
                           (In Thousands)
Raw materials and
  components..........  $30,857   $23,964
Work-in-process.......    6,545    10,620
Finished products.....   18,805    16,004
                        -------   -------
                        $56,207   $50,588
                        =======   =======

Plant and Equipment:
The Company provides for depreciation of plant and equipment based upon the acquisition costs and the estimated service lives of depreciable assets. The straight-line method is the principal method used to compute depreciation for financial reporting purposes. However, the units-of-production method is used to compute depreciation of certain equipment. Estimated service lives of depreciable assets are as follows: buildings and improvements - 10 to 40 years, machinery and equipment - 5 to 15 years.

Investments:
The carrying value of marketable equity securities is market value.
  The Company classifies certain investments in common stock securities as "available-for-sale", recording these investments at fair market value with the gross unrealized holding gains and losses, after-tax, included as a separate component of stockholders' equity.
  At December 31, 1997 and 1996, the fair market value of the Company's investments classified as "trading" was $687,000 and $2,594,000, respectively. The change in net unrealized holding gain included in earnings was not significant.

Goodwill:

Goodwill consists of purchase price and related acquisition costs in excess of the fair value of the identifiable net assets acquired. Goodwill is amortized on a straight-line basis over 15 to 40 years. The Company evaluates the carrying value of goodwill for potential impairment on an ongoing basis. Such evaluations compare the undiscounted expected future cash flows of the operations to which goodwill relates to the carrying value of the goodwill. The Company also considers future anticipated operating results, trends and other circumstances in making such evaluations.
Goodwill consisted of the following at December 31:

                           1997       1996
                          -------    -------
                            (In Thousands)
Goodwill..............    $39,449    $40,234
Less: Accumulated
  amortization........     (6,646)    (4,236)
                          -------    -------
                          $32,803    $35,998
                          =======    =======

Income Taxes:
Deferred income taxes represent the effect of cumulative temporary differences between income and expense items reported for financial statement and tax purposes, and between the bases of various assets and liabilities for financial statement and tax

--------------------------------------------------------------------------------

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (continued)

purposes. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is deemed more likely than not that the asset will not be realized.

Financial Instruments:

In order to manage exposure to fluctuations in foreign currency exchange rates, the Company enters into forward currency exchange contracts. Gains and losses on contracts that hedge specific foreign currency commitments are deferred and recognized in net income in the period in which the related transaction is consummated. Gains and losses on contracts that hedge net investments in foreign joint ventures or subsidiaries are recognized as cumulative translation adjustments in stockholders' equity. Gains and losses on forward currency exchange contracts that do not qualify as hedges are recognized as foreign currency exchange gain or loss.

Reclassifications:

Certain amounts in prior years' consolidated financial statements have been reclassified to conform with the presentation used in 1997.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.


NOTE 2. JOINT VENTURES.

The investments in joint ventures as of December 31 are as follows:

                         Percent Beneficial
                             Ownership
                         1997   1996   1995
                         ----   ----   ----
Marwal Systems, S.N.C.
  (France).............   49%    49%    49%
Mitsuba-Walbro, Inc.
  (Japan)..............   50%    50%    50%
Marwal do Brasil,
  Ltda.................   49%    49%    49%
Korea Automotive Fuel
  Systems, Ltd.........   49%    49%    49%
Marwal de Mexico S.A.
  de C.V...............   52%    52%    --
Marwal Argentina
  S.A. ................   49%    --     --

The above joint ventures are generally involved in the design and manufacture of precision fuel systems products for the global automotive market.
  All of the above investments in joint ventures are accounted for using the equity method. Certain adjustments are made to the joint ventures' income so that recorded income is stated in accordance with United States generally accepted accounting principles. At December 31, 1997 and 1996, the cumulative effect of these adjustments was to increase the Company's equity in its joint ventures by approximately $3,158,000 and $2,631,000, respectively. At December 31, 1997, the amount included in retained earnings as undistributed earnings of foreign joint ventures was approximately $11,680,000.
  In 1996, the Company entered into a joint venture (Marwal de Mexico S.A. de C.V.) with its 49% owned joint venture, Marwal Systems, S.N.C. The Company owns 5% of the venture directly and Marwal Systems S.N.C. owns the remaining 95%. Marwal de Mexico S.A. de C.V. manufactures fuel pumps and fuel modules for the Central American and Mexican automotive markets.
  In the 4th Quarter 1996, the Company expanded its Marwal joint venture locations to include Marwal Argentina S.A. This is a joint venture 1% owned by Walbro, 1% by Magneti Marelli, and 98% owned by Marwal Systems S.N.C. Marwal Argentina builds fuel sending units for the Argentinean automotive market.

  Summarized combined financial information for joint ventures accounted for under the

--------------------------------------------------------------------------------

NOTE 2. JOINT VENTURES. (continued)

equity method is as follows (unaudited, in thousands):

                                                                         As of
                                                                     December 31,
                                                                   1997            1996
                                                                -------         -------
Balance sheet data:
  Current assets............................................    $90,358         $54,030
  Non-current assets........................................     44,365          65,088
  Current liabilities.......................................     65,162          52,038
  Non-current liabilities...................................     13,355           9,493

                                                            Year Ended December 31,
                                                       1997             1996             1995
                                                   --------         --------         --------
Income statement data:
  Net sales....................................    $248,527         $200,276         $170,902
  Gross margin.................................      31,846           24,806           20,500
  Income before provision for income taxes.....      12,769           14,510           11,641
  Net income...................................       5,978            7,515            7,366

Dividends from joint ventures of approximately $40,000 and $415,000 were received by the Company during 1997 and 1995, respectively. No dividends were received from joint ventures in 1996. The Company had sales to joint ventures of approximately $64,109,000, $42,413,000 and $29,280,000 for 1997, 1996 and 1995,
respectively. Included in accounts receivable are trade receivables from joint ventures of approximately $12,741,000 and $11,967,000 as of December 31, 1997 and 1996, respectively and royalty receivables of $1,674,000 and $1,162,000 as of December 31, 1997 and 1996, respectively. The Company had purchases from joint ventures of approximately $41,447,000, $33,149,000 and $22,977,000 for 1997, 1996 and 1995, respectively. Included in accounts payable are trade payables to joint ventures of approximately $5,277,000 and $5,580,000 as of December 31, 1997 and 1996, respectively.

NOTE 3. DYNO ACQUISITION.

On July 27, 1995, the Company acquired the plastic fuel tank business of Dyno Industrier A.S (Dyno), Oslo, Norway for $128,774,000 in cash. Dyno is a leading designer, manufacturer and marketer of plastic fuel tank systems and components to many European vehicle manufacturers and has operations in Belgium, France, Germany, Norway, Spain and the United Kingdom.
  The acquisition was accounted for under the purchase method, and accordingly, the assets purchased and liabilities assumed in the acquisition are reflected in the accompanying consolidated balance sheets as of December 31, 1997 and 1996 and the operations since the date of acquisition are included in the accompanying consolidated statements of income and cash flows for the years ended December 31, 1997, 1996 and 1995. Goodwill resulting from this transaction is being amortized over 40 years using the straight-line method. The purchase price was allocated to the purchased assets and liabilities as follows (in thousands):

Cash consideration paid to
  seller, net of cash
  acquired of $15,669........  $113,105
Fees and expenses............     3,212
                               --------
Cost of acquisition, net of
  cash acquired..............  $116,317
                               ========
Accounts receivable..........  $ 42,237
Inventory....................    16,330
Plant and equipment..........    90,792
Accounts payable and accrued
  liabilities................   (44,095)
Notes payable................    (5,663)
Other assets purchased and
  liabilities assumed, net...    (1,432)
Goodwill.....................    18,148
                               --------
Total cost allocation........  $116,317
                               ========

--------------------------------------------------------------------------------

NOTE 3. DYNO ACQUISITION. (continued)

In connection with the acquisition, the Company was required to relocate certain facilities, incur costs to move to the new facilities and involuntarily terminate or relocate employees in addition to other costs directly associated with the acquisition. The Company recorded a liability of approximately $12,021,000 related to these costs in purchase accounting and approximately $11,721,000 of costs have been paid and charged against the liability as of December 31, 1997.
  Assuming the acquisition had taken place as of the beginning of 1995, the consolidated pro forma results of operations of the Company would have been as follows, after giving effect to certain adjustments, including depreciation and amortization adjustments, increased interest expense, elimination of certain costs assumed by the seller and the related income tax effects:

                                      1995
                                  --------
                               (Unaudited,
                             In Thousands)
Net sales.....................    $581,291
Net income....................    $ 12,336
Net income per common share...    $   1.43

The pro forma information above does not purport to be indicative of the results that actually would have been achieved if the operations were combined during the period presented, and is not intended to be a projection of future results or trends.


NOTE 4. OTHER ACQUISITIONS.

In January 1995, the Company acquired an 80% interest in U.S. CoExcell, Inc. for $60,000 in cash plus the forgiveness of debt owed to Walbro of $3,113,000. U.S. CoExcell, Inc. manufactures and markets blow molded plastic drums. The acquisition was accounted for under the purchase method, and accordingly, the assets purchased and liabilities assumed in the acquisition have been reflected in the accompanying consolidated balance sheets as of December 31, 1997 and 1996 and the operations since the acquisition are included in the accompanying consolidated statements of income and cash flows for the years ended December 31, 1997, 1996 and 1995. Goodwill resulting from this transaction was being amortized over 40 years using the straight-line method until 1997. In 1997, the remaining balance of goodwill was written off as part of the restructuring (Note
5).
  Pro forma results of this acquisition, assuming it had taken place at the beginning of each year presented, would not be materially different from the results reported.


NOTE 5. RESTRUCTURING OF OPERATIONS AND OTHER ACTIONS.

During the fourth quarter of 1997, the Company recorded a $27 million pretax charge for restructuring its operations and other actions. The charge was comprised of a $17 million charge for restructuring and a $10 million charge associated with asset impairments. In addition, the Company took a pretax charge of $5.7 million for warranty costs (included in cost of sales) which became known in the fourth quarter.
  The restructuring actions include divestiture of the Company's Ligonier, Indiana, steel fuel rail manufacturing facility and disposition of its interest in U.S. Coexcell Inc., a manufacturer of blow-molded plastic drums in Maumee, Ohio. In addition, the Company will consolidate its small engine operations in the Asia-Pacific region and restructure its European automotive fuel tank operations. The asset impairment charge included the write off of obsolete equipment and tooling, write off of its interest in Saginaw Plastics, an injection molder in Saginaw, Michigan and charges related to its Korean automotive activities. Lastly, the restructuring charge included a corporate-wide headcount reduction of approximately 10 percent including reductions related to the divestitures and restructuring.
  The net sales of activities that will not be continued totaled approximately $30.2 million, $32.0 million and $31.3 million for the years ended December 31, 1997, 1996 and 1995, respectively, with accompanying operating (losses) income of approximately $(4.6) million, $1.5 million, and $(4.1) million for the same periods.

--------------------------------------------------------------------------------

NOTE 6. LONG-TERM DEBT AND LINES OF CREDIT.

Long-term debt consisted of the following at December 31:

                                                                    1997             1996
                                                                --------         --------
                                                                     (In Thousands)
Senior notes due 2005, unsecured, stated interest at 9.875%
  (9.92% effective interest rate) net of unamortized
  discount of $292,000 and $331,000 at December 31, 1997 and
  1996, respectively(a).....................................    $109,708         $109,669
Senior notes due 2007, unsecured, interest at 10.125%(a)....     100,000               --
Revolving credit facility, secured, interest at the agent's
  base rate plus an additional margin (see below)(b)........      19,700          114,062
Purchase money loan agreement, secured, interest payable
  quarterly at the agent's base rate plus an additional
  margin (see below)(c).....................................       2,852               --
Senior notes, secured, interest at 7.68%, payable in annual
  amounts from 1998 to 2004(d)..............................      45,000           45,000
Industrial revenue bond, secured, issued by Town of Ossian,
  Indiana, interest at a variable municipal bond rate, due
  in 2023...................................................       9,000            9,000
Industrial revenue bond, issued by City of Ligonier,
  Indiana, interest at a variable municipal bond rate plus
  1%, payable in annual amounts from 2003 to 2007...........       6,300            6,300
Term loan payable in Belgian Francs, interest at 5.44%
  payable in quarterly amounts from 2003 to 2007............       5,163               --
Term loan from the State of Connecticut, secured, interest
  at 6% per annum, payable in monthly amounts from 1998 to
  2005......................................................       3,400            3,400
Capital lease obligations, interest at 7.5%, payable in
  monthly amounts through February 2002.....................       3,042            3,640
Other.......................................................       1,188            1,741
                                                                --------         --------
                                                                 305,353          292,812
Less--current portion.......................................      13,960            1,089
                                                                --------         --------
                                                                $291,393         $291,723
                                                                ========         ========

The Company is party to an Intercreditor Agreement (Intercreditor Agreement) dated as of July 26, 1995 and executed by and among the Company, the holders (2004 Noteholders) of the 2004 Notes (as defined below) and the banks which are a party to the Credit Facility (as defined below) (Banks). The Company and the Banks and the 2004 Noteholders disagree with the interpretation of certain provisions of the Intercreditor Agreement. As a result, the Company has agreed to use its best efforts to retire the 2004 Notes by no later than May 31, 1998 and the 2004 Noteholders have agreed that, until May 31, 1998, they will forbear from taking any action under the 2004 Notes. The Company will use proceeds of the New Credit Facility (see Note 21 to Consolidated Financial Statements for further discussion) to provide the financing to retire the 2004 Notes. The New Credit Facility is expected to be used to retire the debt instruments identified below as (b), (c) and (d).
  (a) In July 1995, the Company sold $110,000,000 in aggregate principal amount of 9.875% Senior Notes due 2005 (the 2005 Notes). In December 1997, the Company sold $100,000,000 in aggregate principal amount of 10.125% Senior Notes due 2007 (the 2007 Notes). The 2005 Notes and 2007 Notes are general unsecured obligations of the Company with interest payable semi-annually. The 2005 Notes and 2007 Notes are guaranteed on a senior unsecured basis, jointly and severally, by each of the Company's principal wholly-owned domestic operating subsidiaries and certain of its indirect wholly-owned subsidiaries. Except as noted below, the 2005 Notes and 2007 Notes are not redeemable at the Company's option prior to July 15, 2000 and December 15, 2002, respectively. Thereafter, the 2005 Notes and 2007 Notes will be redeemable, in whole or part, at the option of the Company at various redemption prices as set forth in the 2005 Note Indenture and 2007 Note Indenture. In the event of a change in control, the Company will be obligated to make an offer to purchase all of the outstanding 2005 Notes and 2007 Notes at a premium. Also, in certain circumstances, the Company will be required to make an offer to repurchase the 2005 Notes at a price equal to 100% of the principal amount thereof, plus accrued interest to the date of

-------------------------------------------------------------------------------

NOTE 6. LONG-TERM DEBT AND LINES OF CREDIT. (continued)

repurchase, with the net cash proceeds of certain asset sales.
  (b) In July 1995, the Company executed a new $135,000,000 multi-currency revolving credit facility (Credit Facility) for the Company and certain of its wholly-owned domestic and foreign subsidiaries. The Credit Facility has a maturity of July 2000. By amendment in December 1997, the aggregate advances under the Credit Facility are limited to $30,000,000. Borrowings under the Credit Facility bear interest at a per annum rate equal to the agent's base rate or the prevailing interbank offered rate in the applicable offshore currency market, plus an additional margin ranging from 0.5% to 1.75% based on the specific financial ratios of the Company. Borrowings under the Credit Facility bore interest at 8.5% as of December 31, 1997 and rates ranging from 8.25% to 8.5% as of December 31, 1996. The Company is also required to pay a quarterly facility fee of 0.2% to 0.625%, based on the Company's funded debt ratio. Borrowings under the Credit Facility are secured by first liens on the inventory, accounts receivable and certain intangibles of the Company and its wholly-owned domestic subsidiaries and by a pledge of 100% of the stock of wholly-owned domestic subsidiaries and 65% of the stock of wholly-owned foreign subsidiaries. Collateral for the Credit Facility secures the 2004 Notes (as defined below) on an equal and ratable basis. The Company and its wholly-owned domestic subsidiaries guarantee payment of domestic and foreign borrowings under the Credit Facility. The Company's wholly-owned foreign subsidiaries guarantee payment of foreign borrowings under the Credit Facility.
  (c) In August 1997, the Company executed a new $25,000,000 purchase money loan agreement. Under this agreement, the Company may borrow 70% of the cost of new purchases of machinery, equipment and other fixed assets, which assets also collateralize the loan. Borrowings under this facility bear the same rate of interest as borrowings under the Credit Facility and reduce the Company's availability under the Credit Facility. The purchase money loans are subject to a call option under which all or any portion of the principal balance then outstanding shall become due and payable within 30 days of the notice of the call option.
  (d) In October 1994, the Company sold $45,000,000 of 7.68% senior notes (2004 Notes). The 2004 Notes require quarterly interest payments due January 1, April 1, July 1 and October 1. The agreement requires the Company to maintain a funded debt to total capital ratio not greater than .65 to 1, among other measures.
  The Credit Facility contains numerous restrictive covenants including, but not limited to, the following matters: (i) maintenance of certain financial ratios and compliance with certain financial tests and limitations which become increasingly restrictive with the passage of time; (ii) limitations on payment of dividends, incurrence of additional indebtedness and granting of certain liens; (iii) restrictions on mergers, acquisitions, asset sales, sales of subsidiary stock, capital expenditures and investments; (iv) issuance of preferred stock by subsidiaries and (v) sale and leaseback transactions. The Company received waivers to certain financial covenants from its lenders at December 31, 1997 due to non-compliance with such covenants.
  As of December 31, 1997 and 1996, assets recorded under a capital lease were approximately $5,127,000 and $4,733,000, respectively, net of accumulated amortization of approximately $806,000 and $394,000, respectively.
  Aggregate minimum principal payment requirements on long-term debt, including capital lease obligations, in each of the five years subsequent to December 31, 1997 are as follows: 1998 - $13,960,000; 1999 - $7,406,000; 2000 - $30,026,000;
2001 - $7,548,000; 2002 - $6,844,000; thereafter - $239,569,000.
  Included in the current portion of long-term debt is $6,300,000 which is required to be paid if the Ligonier, IN facility is sold as planned during 1998, otherwise the obligation is not due until 2003 and thereafter as described in the table above.
  In addition to long-term debt, the Company and its subsidiaries have line of credit arrangements with foreign banks for short-term borrowings of approximately $27,600,000, $36,340,000, and $17,191,000 at December 31, 1997,
1996 and 1995, respectively. The weighted average interest rate on short-term bank borrowings outstanding under these arrangements was 4.1%, 3.1% and 6.1% as of December 31, 1997, 1996 and 1995, respectively.

-------------------------------------------------------------------------------

NOTE 7. COMMITMENTS AND CONTINGENCIES.

The manufacture of automotive components entails the risk that a customer or governmental authority may require the recall of one of the Company's products or a product in which one of the Company's products has been installed. The Company has taken and will continue to take all reasonable precautions to avoid the risk of exposure to a recall or warranty claim that would have a material effect on the financial position of the Company. The Company does not believe that significant insurance coverage is available to protect against potential product recall/warranty liability. The Company provides for warranty claims on its products on a specific identification basis.
  While there can be no assurance that the Company will not incur substantial warranty or recall expense in the future, management believes that any liability resulting from these matters will not have a material impact on the financial position or future results of operations of the Company.

NOTE 8. INCOME TAXES.

A summary of income (loss) before (provision) credit for income taxes, minority interest and equity in income of joint ventures, and components of the (provision) credit are as follows:

                                                        1997            1996            1995
                                                    --------         -------         -------
                                                                 (In Thousands)
Income (loss) before (provision) credit for
income taxes, minority interest and equity in
income of joint ventures:
  Domestic......................................    $(31,095)        $ 1,774         $ 4,268
  Foreign.......................................     (13,741)          8,628           7,415
                                                    --------         -------         -------
                                                    $(44,836)        $10,402         $11,683
                                                    ========         =======         =======
(Provision) credit for income taxes:
Currently payable--
  Domestic......................................    $ (3,297)        $  (384)        $  (843)
  Foreign.......................................      (1,334)         (2,456)         (2,977)
  Utilization of tax credits....................       1,000           2,517           3,182
                                                    --------         -------         -------
                                                      (3,631)           (323)           (638)
                                                    --------         -------         -------
Deferred--
  Domestic......................................      14,053            (988)           (945)
  Foreign.......................................       3,264          (1,544)            325
  Change in beginning of year valuation
     allowance..................................      (3,555)           (220)             --
                                                    --------         -------         -------
                                                      13,762          (2,752)           (620)
                                                    --------         -------         -------
                                                    $ 10,131         $(3,075)        $(1,258)
                                                    ========         =======         =======

  Reconciliations of the U.S. Federal statutory income tax rates to the Company's consolidated effective income tax rates applicable to continuing operations are as follows:

                                                            1997         1996           1995
                                                           -----        -----         ------
U.S. Federal statutory income tax rate..............       (35.0)%       35.0%          35.0%
Increase (decrease) in effective income tax rate
  resulting from--
  Differences between U.S. and foreign income tax
  rates.............................................         6.4          9.4            2.1
  Utilization of tax credits........................        (2.2)       (15.9)         (27.2)
  Increase in valuation allowance...................         7.9          2.1             --
  Goodwill amortization.............................          .4          1.5            1.4
  Write off of foreign tax credits..................         3.4           --             --
  Tax benefit on deductible preferred stock
     dividends......................................        (3.9)          --             --
  Other, net........................................          .4         (2.5)           (.5)
                                                           -----        -----         ------
Effective income tax rates..........................       (22.6)%       29.6%          10.8%
                                                           =====        =====         ======

--------------------------------------------------------------------------------

NOTE 8. INCOME TAXES. (continued)

The components of the net deferred income tax (asset) liability at December 31 are summarized as follows:

                                                                  1997         1996
                                                              --------      -------
                                                                     (In Thousands)
Deferred income tax liabilities:
  Depreciation and basis difference.........................  $  8,715      $13,311
  Unrealized gain on securities available for sale..........        37          371
  Other.....................................................       242          181
                                                              --------      -------
                                                                 8,994       13,863
                                                              --------      -------
Deferred income tax assets:
  Estimated net operating loss carryforwards................    (5,533)      (2,966)
  Employee benefits.........................................    (2,802)      (3,380)
  Foreign tax credit carryforward...........................      (980)        (440)
  Accruals..................................................    (3,444)        (217)
  Other tax credit carryforwards............................    (5,783)          --
  Inventory.................................................      (931)        (600)
  Accounts and notes receivable reserve.....................      (114)         (22)
  Write-down of investment..................................      (368)        (368)
  Loss on joint ventures....................................    (1,086)      (1,052)
  Other.....................................................    (1,936)        (649)
                                                              --------      -------
                                                               (22,977)      (9,694)
  Valuation allowance.......................................     4,519          964
                                                              --------      -------
                                                               (18,458)      (8,730)
                                                              --------      -------
Net deferred income tax (asset) liability...................  $ (9,464)     $ 5,133
                                                              ========      =======

At December 31, 1997, the cumulative amount of undistributed earnings of foreign subsidiaries was approximately $18,898,000. No deferred U.S. income taxes have been provided on these earnings as such amounts are deemed to be permanently reinvested. If such earnings were remitted, the impact of additional U.S. income taxes or foreign withholding taxes would not be significant.
  As of December 31, 1997, the Company has net operating loss carryforwards of approximately $17,190,000, which expire in varying amounts between 2003 and 2011, available from certain of its subsidiaries. The Company has recorded a deferred tax asset of $5,533,000 associated with these carryforwards. Realization is dependent on generating sufficient taxable income in specific countries prior to the expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
  Provisions (credits) for state income taxes are included in selling and administrative expenses and amounted to $(22,000) in 1997, $197,000 in 1996 and $1,369,000 in 1995.


NOTE 9. STOCK OPTION PLANS AND LONG-TERM INCENTIVE PLANS.

The Company has 17,400 stock options outstanding under the Walbro Corporation 1983 Incentive Stock Option Plan (1983 Plan) which were granted at market value on the date of grant. There are no options available for grant remaining under this plan.
  Under the Walbro Corporation Equity Based Long Term Incentive Plan (Equity
Plan), 856,457 shares of common stock are reserved for issuance to officers, directors and key employees. Options are granted yearly based on certain financial performance criteria as compared to the annual business plan and other factors. In addition, Stock Performance Award Grants (Grants) are awarded annually when the common stock price appreciates and Grants are exchanged for common stock at the end of the five-year

--------------------------------------------------------------------------------

NOTE 9. STOCK OPTION PLANS AND LONG-TERM INCENTIVE PLANS. (continued)

term. If the Company's common stock price appreciates at a 17% compounded rate over the term, the number of Grants awarded, valued at the common stock price, will equal the dollar amount necessary to exercise the stock options. Participants will receive a greater or lesser number of Grants based on the actual market performance of the stock over the term. The number of grants outstanding was 4,900 and 6,754 as of December 31, 1997 and 1996, respectively.
  Effective December 1997, the Company approved a Broad-Based Long Term Incentive Plan (Broad-Based Plan), which consists of 572,129 shares of common stock that are reserved and available for distribution to employees and consultants to the Company, its Subsidiaries and Affiliates. The purpose of the plan is to enable these persons to participate in the Company's future and to aid in retaining employees of merit. Under the new plan, 5,200 options were granted in 1997. Of the 5,200 options granted, 3,000 remain unexercisable as of December 31, 1997.
  Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation (SFAS No. 123)." The Company continues to apply Accounting Principles Board Opinion No. 25 for expense recognition. All stock options issued by the Company are exercisable at a price equal to the market price at the date of the grant. Accordingly, no compensation cost has been recognized for any of the options granted under the Plans.
  A summary of the stock option transactions of the 1983 Plan, the Equity Plan, and the Broad-Based Plan for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                   Number of Shares
                                         Exercisable    Outstanding    Option price (per share)
                                         -----------    -----------    ------------------------
December 31, 1994....................      184,410        273,111            $ 9.25-33.25
  Granted............................                     174,881             18.00-25.25
  Exercised..........................                     (15,400)                  10.88
  Canceled...........................                        (500)                  33.25
                                                          -------
December 31, 1995....................      321,695        432,092              9.25-33.25
  Granted............................                     117,385             18.19-21.75
  Exercised..........................                     (12,279)             9.25-18.00
  Canceled...........................                      (5,458)            26.00-33.25
                                                          -------
December 31, 1996....................      418,936        531,740              9.25-33.25
  Granted............................                      19,804             13.75-22.75
  Exercised..........................                     (29,480)            9.25-19.125
  Canceled...........................                     (83,698)             9.25-33.25
                                                          -------
December 31, 1997....................      424,016        438,366            $ 9.25-33.25
                                                          =======

The weighted-average fair value of options granted during the year is $5.01 and $7.63 for the years ended December 31, 1997 and 1996, respectively.

  The following table summarizes information about options outstanding at December 31, 1997:

Options Outstanding:
  Range of Exercise Prices.............    $  9.25    $13.75-19.75    $20.00-27.13    $ 33.25
  Number Outstanding at 12/31/97.......     12,875         283,322         124,769     17,400
  Weighted-Average:
     Remaining Contractual Life
       (years).........................        3.1             7.8             6.5        0.1
     Exercise Price....................    $  9.25    $      18.03    $      25.59    $ 33.25
Options Exercisable:
  Number Exercisable at 12/31/97.......     12,875         272,260         121,481     17,400
  Weighted Average Exercise Price......    $  9.25    $      18.05    $      25.68    $ 33.25

--------------------------------------------------------------------------------

NOTE 9. STOCK OPTION PLANS AND LONG-TERM INCENTIVE PLANS. (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions by year:

       ASSUMPTIONS            1997       1996
-------------------------    -------    -------
Risk-free interest
  rate...................       5.7%       6.4%
Expected life............    10 yrs.    10 yrs.
Expected volatility......      34.6%      35.2%
Expected dividends.......       2.0%       2.0%

Had compensation cost for the Plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method described in SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                      1997      1996
                                    --------   -------
Net income (loss)....  As reported  $(36,627)  $11,229
                       Pro forma     (36,644)   10,601
Basic net income
  (loss) per share...  As reported     (4.23)     1.30
                       Pro forma       (4.23)     1.23

  The Company cautions that the pro forma net income and per share result in the initial years of adoption are overstated due to the recognition of pro forma compensation cost over the vesting period.
  During 1996, the Walbro Engine Management Corporation Incentive Compensation Plan reached the end of its five-year measurement term, and the first of three annual payments was made. The second of three payments was made during 1997. The Company has accrued approximately $3,287,000 and $4,472,000 as of December 31, 1997 and 1996, respectively, under this plan. Participants can elect to receive their payments in either cash or common stock of the Company.


NOTE 10. POSTRETIREMENT HEALTH BENEFITS.

The Company provides postretirement health care, dental benefit and prescription drug coverage to a limited number of current retirees. Postretirement benefits are not available for active employees.
  The following table reconciles the status of the accrued postretirement benefit obligation at December 31:

                             1997      1996
                            ------    ------
                             (In Thousands)
Accumulated
  postretirement benefit
  obligation (APBO).....    $3,800    $4,068
Plan assets at fair
  value.................        --        --
                            ------    ------
APBO in excess of plan
  assets................     3,800     4,068
Unrecognized net gain...       606       331
                            ------    ------
Accrued postretirement
  benefit obligation....    $4,406    $4,399
                            ======    ======

The discount rates used in 1997 and 1996 were 7.00% and 7.25%, respectively.
  Net periodic postretirement benefit cost relates to interest costs of $283,000, $319,000 and $350,000 for the years ended December 31, 1997, 1996 and
1995, respectively.

  For measurement purposes, a 7.19% annual rate of increase was assumed in per capita cost of covered health and dental care benefits for 1997. The rate was assumed to gradually decrease to 5% by the year 2003 and remain at that level thereafter. The health care cost trend rate assumption has a significant impact on the accumulated postretirement benefit obligation and on future amounts accrued. A one percentage point increase each year in the assumed health care cost would increase the accumulated postretirement benefit obligation at December 31, 1997 by $336,000 and the interest cost component of net periodic postretirement benefit cost for the year ended December 31, 1997 by $27,000.

--------------------------------------------------------------------------------

NOTE 11. PENSION PLANS.

The Company sponsors pension plans covering substantially all domestic collectively bargained employees and certain foreign employees. The plan covering domestic collectively bargained employees provides benefits of stated amounts for each year of service. Plans covering certain foreign employees provide payments at termination which are based upon length of service, compensation rate and whether termination was voluntary or involuntary. The Company annually contributes to the plans covering domestic employees and certain foreign employees amounts which are actuarially determined to provide the plan with sufficient assets to meet future benefit payment requirements. The plans covering foreign employees in certain countries are not funded.
  Total pension expense amounted to $330,000 in 1997, $325,000 in 1996 and $251,000 in 1995. The Company recognizes currently the amount which would be payable if employees covered by certain foreign plans terminated voluntarily. Pension expense for the other plans is comprised of the following:

                                                           1997          1996          1995
                                                           -----         -----         -----
                                                                    (In Thousands)
Service cost...........................................    $ 300         $ 285         $ 136
Interest on projected benefit obligation...............      408           345           263
Actual return on assets................................     (397)         (324)         (240)
Net amortization and deferral..........................       19            19            12
                                                           -----         -----         -----
                                                           $ 330         $ 325         $ 171
                                                           =====         =====         =====

  The following table summarizes the funded status of the Company's defined benefit pension plans and the related amounts recognized in the Company's consolidated balance sheets as of December 31:

                                                      1997                       1996
                                               ------------------         ------------------
                                                  PBO<       PBO>            PBO<       PBO>
                                                ASSETS     Assets          Assets     Assets
                                               -------    -------         -------    -------
                                                              (In Thousands)
Actuarial present value of benefit
  obligation--
  Vested...................................    $(5,952)   $  (535)        $(5,237)   $  (511)
  Nonvested................................        (30)        --             (50)        --
                                               -------    -------         -------    -------
  Accumulated benefit obligation...........     (5,982)      (535)         (5,287)      (511)
  Effects of salary progression............         --        (56)             --       (116)
                                               -------    -------         -------    -------
  Projected benefit obligation (PBO).......     (5,982)      (591)         (5,287)      (627)
                                               -------    -------         -------    -------
Plan assets--
  Cash equivalents.........................      1,309         --           1,247         --
  Equity securities........................      5,306         --           4,365         --
                                               -------    -------         -------    -------
                                                 6,615         --           5,612         --
                                               -------    -------         -------    -------
Projected benefit obligation under (over)
  plan assets..............................        633       (591)            325       (627)
Unamortized net asset at transition........         (9)        --             (31)        --
Unamortized net (gain) loss................       (224)        --             (77)        --
Unrecognized prior service cost............        768         --             823         --
                                               -------    -------         -------    -------
Pension asset (liability) recorded in the
  consolidated balance sheets..............    $ 1,168    $  (591)        $ 1,040    $  (627)
                                               =======    =======         =======    =======

-------------------------------------------------------------------------------

NOTE 11. PENSION PLANS. (continued)

The assumptions used in determining the funded status information shown above were as follows:

                                                   1997              1996              1995
                                                   ----              ----              ----
Discount rate................................    6.0-7.0%          6.0-7.5%          7.25-7.5%
Long-term rate of return on assets...........    6.0-7.0%          6.0-7.25%           8.5%

The Company also sponsors a defined contribution plan for non-union domestic employees under which the Company will make matching contributions of 50% of each participant's before-tax contribution (up to 6% of the participant's annual income) and retirement contribution of up to 3% (subject to change on an annual basis) of a participant's annual income. The cost of defined contributions charged to earnings during 1997, 1996 and 1995 was approximately $2,108,000, $,2,252,000 and $2,255,000, respectively.
  Certain non-union employees, excluding officers, are eligible to participate in the Walbro Corporation Employee Stock Ownership Plan (ESOP). The Company will make annual contributions to a trust in the form of either cash or common stock of the Company. The amount of the annual contribution is discretionary, except that it must be sufficient to enable the trust to meet its current obligations. The Company has guaranteed the ESOP's loan and is obligated to contribute sufficient cash to the trust to repay the loan. Contribution expense related to the ESOP amounted to $463,000, $416,000 and $515,000 in 1997, 1996 and 1995,
respectively. Contribution expense is net of dividends of $105,000 in 1997, 1996 and 1995. As of December 31, 1997 and 1996, the following are held by the ESOP:
238,000 and 218,000 allocated shares, respectively, and zero and 28,000 suspense (unallocated) shares, respectively.


NOTE 12. DISCLOSURES ABOUT DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS.

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to help meet financing needs and to reduce exposure to fluctuating foreign currency exchange rates. The Company is exposed to credit loss in the event of nonperformance by the other parties to the financial instruments described below. However, the Company does not anticipate nonperformance by the other parties. The Company does not engage in trading activities with these financial instruments and does not generally require collateral or other security to support these financial instruments. The notional amounts of derivatives summarized below do not represent the amounts exchanged by the parties and, thus, are not a measure of the exposure of the Company through its use of derivatives. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the derivatives.

Financial Instruments with Off-Balance Sheet Risk
-------------------------------------------------

The Company enters into forward currency exchange contracts to manage its foreign currency exchange risk. As of December 31, 1997 and 1996, the notional amounts of contracts outstanding were approximately $885,000 and $5,975,000, respectively.

  The Company enters into forward currency exchange contracts to reduce its exposure against fluctuations in foreign currency exchange rates. During 1997, the Company had seventeen forward currency exchange contracts, thirteen of which matured during 1997, which exchanged 540,000,000 Japanese yen, 1,626,900 Deutsche marks and 7,000,000 Swedish krona. During 1996, the Company had fifteen forward currency exchange contracts which matured during 1996, which exchanged 939,000,000 Japanese

-------------------------------------------------------------------------------

NOTE 12. DISCLOSURES ABOUT DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS. (continued)

yen and 20,200,000 Deutsche marks. During 1995, the Company had twenty-one forward currency exchange contracts which matured during 1995 and exchanged 1,015,000,000 Japanese yen and 15,300,000 Singapore dollars. The amounts included in foreign currency exchange (gain) loss in the accompanying consolidated statements of income related to these contracts were a gain of approximately $483,000 for the year ending December 31, 1997, a gain of approximately $339,000 for the year ending December 31, 1996 and a gain of approximately $929,000 for the year ending December 31, 1995.

Fair Value of Financial Instruments
--------------------------------------

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Notes Receivable
-------------------

The fair value is estimated using the expected future cash flows discounted at current interest rates.

Marketable Equity Securities
-------------------------------

The fair value of marketable equity securities is estimated by quoted market prices when the investment is traded on a public stock exchange. For investments not publicly traded, a combination of book value and fair market value of assets is used.

Long-Term Debt
------------------

The fair value of the Company's public debt is estimated using quoted market prices. The fair value of the Company's other long-term debt is estimated using the expected future cash flows discounted at the current interest rates offered to the Company for debt of the same remaining maturities.

Forward Currency Exchange Contracts
------------------------------------------

The fair value of forward currency exchange contracts is estimated by obtaining quotes from brokers.

  The estimated fair values of the Company's financial instruments are as follows:

                                              1997                              1996
                                    -------------------------         -------------------------
                                    CARRYING             Fair         Carrying             Fair
                                       VALUE            Value            Value            Value
                                    --------         --------         --------         --------
                                                          (In Thousands)
Notes receivable................    $    140         $    140         $  1,268         $  1,268
Long-term debt..................     305,353          298,232          292,812          293,212
Forward currency exchange
  contracts.....................          --               --               --             (258)


NOTE 13. LEASES.

The Company has leased certain of its buildings, equipment and vehicles under operating leases. The leases involving buildings contain options enabling the Company to renew the leases at the end of the respective lease terms. Rent expense was approximately $6,178,000, $7,702,000 and $4,761,000 in 1997, 1996
and 1995, respectively.

-------------------------------------------------------------------------------

NOTE 13. LEASES. (continued)

  Aggregate minimum future rentals under noncancellable leases are as follows:

                        Capital   Operating
                         Leases      Leases
                        -------   ---------
                             (In Thousands)
1998..................  $  871     $ 6,331
1999..................     873       6,218
2000..................     865       5,496
2001..................     850       3,921
2002..................     142       3,700
Thereafter............      --      25,539
                        ------     -------
  Total minimum lease
     payments.........   3,601     $51,205
                                   =======
Amount representing
  interest............     418
                        ------
  Present value of net
     future minimum
     lease payments...  $3,183
                        ======



NOTE 14. ACCRUED LIABILITIES.

Accrued liabilities consisted of the following at December 31:

                           1997      1996
                        -------   -------
                           (In Thousands)
Compensation
  related.............  $13,760   $10,336
Facilities and
  employee
  relocation..........      606     7,471
Interest..............    7,385     7,449
Restructuring.........    5,697        --
Other.................   11,773    16,020
                        -------   -------
                        $39,221   $41,276
                        =======   =======

The restructuring liability consists of severance related costs, loan guarantees and other costs associated with the announced activities. There were no significant costs paid and charged against the liability during 1997.


NOTE 15. CONVERTIBLE TRUST PREFERRED SECURITIES.

In February 1997, the Company sold 2,760,000 Convertible Trust Preferred Securities of Walbro Capital Trust, a wholly-owned subsidiary of the Company, at a face value of $25 per share and an interest rate of 8% per annum. The preferred securities are convertible into common stock of the Company at the option of the security-holder anytime after April 4, 1997. Net proceeds of the offering were approximately $66,000,000 and were used to repay a portion of the Company's revolving credit facility. Each preferred security is convertible, at the option of the holder, into shares of common stock of the Company at the rate of 1.1737 shares of common stock for each preferred security.


NOTE 16. STOCKHOLDERS' EQUITY.

The Company has a stock rights plan which entitles the holder of each right, upon the occurrence of certain events, to purchase one one-hundredth of a share of a new series of preferred stock for $75. Furthermore, if the Company is involved in a merger or other business combination at any time after the rights become exercisable, the rights will entitle the holder to buy the number of shares of common stock of the acquiring company having a market value of twice the then current exercise price of each right.

--------------------------------------------------------------------------------

NOTE 16. STOCKHOLDERS' EQUITY. (continued)

Alternatively, if a 15% or more shareholder acquires the Company by means of a reverse merger in which the Company and its stock survives, or engages in self-dealing transactions with the Company, or if any person acquires 50% or more of the Company's common stock, then each right not owned by a 15% or more shareholder will become exercisable for the number of shares of common stock of the Company having a market value of twice the then current exercise price of each right. The rights, which do not have voting rights, expire in December 1998 and may be redeemed by the Company at a price of $.01 per right at any time prior to their expiration or the time they become exercisable.
  The Company has authorized 1,000,000 shares of $1.00 par value preferred stock.


NOTE 17. BUSINESS SEGMENT INFORMATION.

The Company operates through its subsidiaries in the following industry segments:
  1. Automotive, which designs, develops and manufactures fuel storage and delivery products for a broad range of U.S. and foreign manufacturers of passenger automobiles and light trucks (including minivans),
  2. Small Engine, which designs, develops and manufactures diaphragm carburetors for portable engines, float feed carburetors for ground supported engines and ignition systems and other components for a variety of small engine products and
  3. Aftermarket and Corporate which includes aftermarket operations for both the automotive and small engine markets and the Corporate headquarters, including its direct investments.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continue)


--------------------------------------------------------------------------------

NOTE 17. BUSINESS SEGMENT INFORMATION. (continued)

  Selected financial information about the Company's business and geographic segments are as follows:

                                                           1997        1996        1995
                                                         --------    --------    --------
                                                                  (In Thousands)
Financial Information by Business Segment
Net sales to customers:
  Automotive.........................................    $467,821    $444,239    $324,963
  Small Engine.......................................     130,015     127,914     116,743
  Aftermarket and Corporate..........................      35,911      29,689      28,562
                                                         --------    --------    --------
                                                          633,747     601,842     470,268
Eliminations.........................................     (13,842)    (16,453)    (10,996)
                                                         --------    --------    --------
Total net sales......................................    $619,905    $585,389    $459,272
                                                         ========    ========    ========
Operating profit (loss):
  Automotive.........................................    $(15,105)   $ 24,909    $ 20,167
  Small Engine.......................................       2,145       6,851      11,345
  Aftermarket and Corporate..........................     (10,961)     (5,082)     (7,378)
                                                         --------    --------    --------
Operating profit (loss)..............................    $(23,921)   $ 26,678    $ 24,134
                                                         ========    ========    ========
Identifiable assets:
  Automotive.........................................    $477,238    $463,144    $377,975
  Small Engine.......................................      87,468      67,020      52,798
  Aftermarket and Corporate..........................      45,887      59,485      62,700
                                                         --------    --------    --------
Total identifiable assets............................    $610,593    $589,649    $493,473
                                                         ========    ========    ========
Depreciation and amortization:
  Automotive.........................................    $ 23,907    $ 20,779    $ 12,967
  Small Engine.......................................       5,984       6,334       6,090
  Aftermarket and Corporate..........................       1,526       2,623       3,394
                                                         --------    --------    --------
Total depreciation and amortization..................    $ 31,417    $ 29,736    $ 22,451
                                                         ========    ========    ========
Capital expenditures:
  Automotive.........................................    $ 46,464    $ 84,293    $ 35,609
  Small Engine.......................................      13,107      11,769       9,692
  Aftermarket and Corporate..........................       2,448       3,085         939
                                                         --------    --------    --------
Total capital expenditures...........................    $ 62,019    $ 99,147    $ 46,240
                                                         ========    ========    ========

--------------------------------------------------------------------------------

NOTE 17. BUSINESS SEGMENT INFORMATION. (continued)

                                                           1997        1996        1995
                                                         --------    --------    --------
                                                                  (In Thousands)
Financial Information by Geographic Segment
Net sales to customers:
  United States......................................    $372,013    $342,883    $314,697
  Europe.............................................     201,377     214,400      88,736
  Far East and Other Foreign.........................      46,515      28,106      55,839
                                                         --------    --------    --------
                                                          619,905     585,389     459,272
  Net sales between geographic areas.................      28,856      30,034      27,663
                                                         --------    --------    --------
                                                          648,761     615,423     486,935
Eliminations.........................................     (28,856)    (30,034)    (27,663)
                                                         --------    --------    --------
Total net sales......................................    $619,905    $585,389    $459,272
                                                         ========    ========    ========
Operating profit (loss):
  United States......................................    $(23,305)   $ 16,328    $ 14,313
  Europe.............................................        (922)      7,595       3,335
  Far East and Other Foreign.........................         306       2,755       6,486
                                                         --------    --------    --------
Operating Profit (loss)..............................    $(23,921)   $ 26,678    $ 24,134
                                                         ========    ========    ========
Identifiable assets:
  United States......................................    $339,516    $324,988    $262,020
  Europe.............................................     191,630     194,017     193,876
  Far East and Other Foreign.........................      79,447      70,644      37,577
                                                         --------    --------    --------
Total identifiable assets............................    $610,593    $589,649    $493,473
                                                         ========    ========    ========

The Europe geographic segment includes operations in Belgium, France, Germany, Norway, Spain and the United Kingdom. The Far East and Other Foreign geographic segment includes operations in Japan, Singapore, Korea, China, Brazil, Mexico and Canada. Sales between geographic areas are accounted for at cost plus a margin for profit. Identifiable assets are those assets used in the operations in each geographic area. Export sales from domestic locations were approximately $119,300,000, $127,248,000 and $78,985,000 for 1997, 1996 and 1995,
respectively.
  A majority of the Company's sales are to automobile manufacturing companies. Sales to certain major customers which exceeded 10% of consolidated sales are as follows. Sales to one such customer amounted to 19%, 20% and 19% of consolidated sales in 1997, 1996 and 1995, respectively. Sales to another such customer amounted to 5%, 10% and 21% of consolidated sales in 1997, 1996 and 1995, respectively.
  Several other factors could have a significant impact on the continuing operations of the Company. These factors include changes in demand for automobiles and light trucks, relationships with significant customers, price pressures, the timing and structure of future acquisitions or dispositions, the integration of the Dyno acquisition into Walbro's overall business, impact of environmental regulations, continued availability of adequate funding sources, currency and other risks inherent in international sales, and general economic and business conditions.

--------------------------------------------------------------------------------

NOTE 18. SUPPLEMENTAL CASH FLOW INFORMATION.

In 1997, 1996 and 1995, the Company paid $4,376,000, $5,048,000 and $3,290,000 for income taxes and $29,957,000, $21,674,000 and $7,191,000 for interest, respectively.


NOTE 19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED).

Selected quarterly financial information for the years ended December 31, 1997 and 1996 is as follows:

                                                        Quarter
                                    First     Second     Third     Fourth      Total
                                  --------   --------   --------   --------   --------
                                                 (In Thousands, Except Per Share Data)
1997--
  Net sales.....................  $154,019   $153,842   $146,523   $165,521   $619,905
  Cost of sales.................   129,821    131,437    125,911    151,582    538,751
                                  --------   --------   --------   --------   --------
     Gross profit...............  $ 24,198   $ 22,405   $ 20,612   $ 13,939   $ 81,154
                                  ========   ========   ========   ========   ========
  Net income (loss).............  $  2,362   $  1,184   $ (1,190)  $(38,983)  $(36,627)
                                  ========   ========   ========   ========   ========
  Basic net income (loss) per
     share......................  $    .27   $    .14   $   (.14)  $  (4.49)  $  (4.23)
                                  ========   ========   ========   ========   ========
  Diluted net income (loss) per
     share......................  $    .27   $    .14   $   (.14)  $  (4.49)  $  (4.23)
                                  ========   ========   ========   ========   ========
1996--
  Net sales.....................  $152,966   $155,086   $132,545   $144,792   $585,389
  Cost of sales.................   124,178    126,752    111,116    126,088    488,134
                                  --------   --------   --------   --------   --------
     Gross profit...............  $ 28,788   $ 28,334   $ 21,429   $ 18,704   $ 97,255
                                  ========   ========   ========   ========   ========
  Net income (loss).............  $  4,534   $  4,824   $  2,346   $   (475)  $ 11,229
                                  ========   ========   ========   ========   ========
  Basic net income (loss) per
     share......................  $    .53   $    .56   $    .27   $   (.05)  $   1.30
                                  ========   ========   ========   ========   ========
  Diluted net income (loss) per
     share......................  $    .53   $    .56   $    .27   $   (.05)  $   1.30
                                  ========   ========   ========   ========   ========

Net income per share and weighted average shares are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share may not equal the per share total for the year.

--------------------------------------------------------------------------------

NOTE 20. EARNINGS PER SHARE

In 1997, the Company adopted SFAS No. 128, "Earnings per Share," which was effective December 15, 1997. The statement changes the calculation of earnings per share to be more consistent with countries outside of the United States. In general, the statement requires two calculations of earnings per share to be disclosed, basic EPS and diluted EPS. Basic EPS is computed using only weighted average shares outstanding. Diluted EPS is computed using the average share price for the period when calculating the dilution of stock options. The following is the Company's calculation of earnings per share.

                                                         1997         1996         1995
                                                   ----------   ----------   ----------
Net income (in thousands)........................  $  (36,627)  $   11,229   $   13,830
                                                   ==========   ==========   ==========
Weighted average share outstanding...............   8,661,432    8,608,837    8,579,976
Dilutive options issued to executives............       6,664       40,543       29,455
                                                   ----------   ----------   ----------
Diluted shares outstanding.......................   8,668,096    8,649,380    8,609,431
                                                   ==========   ==========   ==========
Basic net income (loss) per share................  $    (4.23)  $     1.30   $     1.61
                                                   ==========   ==========   ==========
Diluted net income (loss) per share..............  $    (4.23)  $     1.30   $     1.61
                                                   ==========   ==========   ==========

Walbro Corporation & Subsidiaries
--------------------------------------------------------------------------------

NOTE 21. SUBSEQUENT EVENT

In April 1998, the Company received a commitment (Commitment) for a $150,000,000 line of credit, consisting of a $125,000,000 revolving line of credit (Revolving Credit Facility) and a $25,000,000 capital expenditure facility (Capital Expenditure Facility). Closing of the transaction contemplated by the Commitment is subject to various terms and conditions.
  Under the terms of the Commitment, for the first year of the transaction, the Revolving Credit Facility will bear interest at either the London Interbank Offered Rate (LIBOR), plus 2.25% or at the Prime Rate, plus 0.25%. Availability under the Revolving Credit Facility is subject to a borrowing base, consisting of 85% of the eligible accounts receivable of the Company and certain of its subsidiaries, 60% of certain raw materials and finished goods inventory and 70% of commodity raw material resin inventory, less customary reserves. In addition, the Revolving Credit Facility provides for a $25,000,000 sub-facility for the issuance of letters of credit. The Capital Expenditure Facility initially bears interest at the rate equal to the Prime Rate, plus 0.50% or LIBOR, plus 2.50%. Amounts drawn under the Capital Expenditure Facility are repayable in 20 equal quarterly principal installments, beginning one quarter after such draw.
  Each of the Revolving Credit Facility and the Capital Expenditure Facility (collectively, the New Credit Facility) is available for a period of five years after the closing. If the Revolving Credit Facility is terminated by the Company during the first three years, certain pre-payment fees may be applicable.
  The New Credit Facility will contain numerous covenants, including financial covenants such as a fixed charge ratio and a senior secured funded indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, and restrictions on additional indebtedness, liens, capital expenditures, mergers and sales of assets, and events of default. Obligations outstanding under the Revolving Credit Facility will be secured by accounts receivable, inventory and general intangibles of the Company and certain of its subsidiaries, and also will be secured by a pledge of the stock of certain of the material domestic subsidiaries of the Company and 65% of the stock of the material foreign subsidiaries of the Company. Each advance under the Capital Expenditure Facility will be secured by the item of equipment purchased with the proceeds of such advance. The collateral for the Capital Expenditure Facility will not constitute collateral for the Revolving Credit Facility. In addition, certain of the subsidiaries of the Company will provide guarantees of the obligations under the New Credit Facility. The proceeds of the New Credit Facility will be used to replace the existing Credit Facility and the existing purchase money loan agreement, to refinance the 2004 Notes including an early retirement premium of approximately $2.3 million, for capital expenditures and for general working capital purposes.

                          [ERNST & YOUNG LETTERHEAD]


                                  Mr. Mike Shope
                                  Walbro Corporation
                                  6242 Garfield Street
                                  Cass City, Michigan 48726-1325

                                  April 14, 1998

Dear Sirs,

With respect to the contemplated filing of a registration statement by Walbro Corporation and the inclusion in this filing of the audited financial statements under French GAAP of Marwal Systems for fiscal years ended December 31, 1995, 1996, and 1997, we confirm that our audits of these Marwal Systems financial statements were conducted substantially in accordance with US generally accepted auditing standards.

Yours faithfully,

        ERNST & YOUNG Audit

        /s/ Gilles Meyer
        --------------------
            Gilles Meyer
            Partner

                           MARWAL SYSTEMS, S.N.C.

                      STATUTORY AUDITOR'S GENERAL REPORT

                         YEAR ENDED DECEMBER 31, 1997


In our capacity as statutory auditor, we present below our report on:

-  the accompanying annual accounts of Marwal Systems,

-  the specific procedures and disclosures prescribed by law,

for the year ended December 31, 1997.

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

In our opinion, the annual accounts present fairly, in all material respects, the financial position of the Company at December 31, 1997 and the results of its operations for the year then ended.

11. SPECIFIC PROCEDURES AND DISCLOSURES PRESCRIBED BY LAW

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

                             The Statutory Auditor
                             ERNST & YOUNG Audit



                              /s/ Gilles Meyer

March 6, 1998

                            MARWAL SYSTEMS, S.N.C.
                             Balance Sheet as of
                              December 31, 1997
                              (in French Francs)


               ASSETS                                                       December 31, 1997
                                                              ------------------------------------------------

                                                                   Gross         Accumulated    Net book value
                                                                                depreciation
                                                                              amortization and
                                                                                 allowances
                                                              ------------------------------------------------
Fixed assets
Intangible fixed assets                                        20.729.684,88    20.016.820,12       712.864,76
Tangible fixed assets                                         195.110.282,11   109.881.452,28    85.228.829,83
Financial investments:
- Associates                                                   22.791.879,00             --      22.791.879,00
- Others                                                        6.374.518,03             --       6.374.518,03
                                                              ------------------------------------------------
Sub-total                                                     245.006.364,02   129.898.272,40   115.108.091,62
                                                              ------------------------------------------------

Inventories
- Raw materials                                                23.749.844,00     1.763.056,00    21.986.788,00
- Work in-progress                                              2.791.156,00       114.766,00     2.676.390,00
- Furnished goods                                               7.625.179,00       760.089,00     6.865.090,00
                                                              ------------------------------------------------
Sub-total                                                      34.166.179,00     2.637.911,00    31.528.268,00
                                                              ------------------------------------------------

Current assets
Advances and payments on accounts                               1.890.152,18                      1.890.152,18
Trade accounts and notes receivable:
- Customers and related accounts                              133.366.850,61     3.783.169,22   129.583.681,39
- Other                                                        11.275.924,08                     11.275.924,08
Other receivables                                               1.262.790,11                      1.262.790,11
Cash and cash equivalent                                      106.831.529,38                    106.831.529,38
Payments in advance                                               390.780,96                        390.780,96
Deferred Charges                                                        --                                --
Foreign exchange translation differences                        1.273.073,37                      1.273.073,37
                                                              ------------------------------------------------
Sub-total                                                     256.291.100,69     3.783.169,22   252.507.931,47
                                                              ------------------------------------------------
TOTAL ASSETS                                                  535.463.643,71   136.319.352,62   399.144.291,09
                                                              ================================================

                            MARWAL SYSTEMS, S.N.C.
                             Balance Sheet as of
                              December 31, 1997
                              (in French Francs)



                                        ---------------------
        LIABILITIES AND                   December 31, 1997
     SHAREHOLDERS' EQUITY               ---------------------


Shareholders' equity
Share capital                                   90.660.000,00
Reserves                                         4.305.050,83
Revaluation reserve
Retained earnings at January 1st                37.762.183,66
Result for the year                             41.682.692,84
                                        ---------------------
Sub-total                                      174.409.927,33
                                        ---------------------
Provisions for contingencies and
charges                                          5.265.122,88

Liabilities
Financial debts:
-Amounts owed to financial
 institutions                                      234.153,20
-Other financial debts                          14.812.419,38
 Government subsidies                            2.300.000,00
Accounts payable and related
accounts                                       161.799.190,73
Social charges payable                          20.560.799,82
Taxes                                            3.224.082,14
Other                                            4.927.588,11



Other creditors:
- Accounts payable on fixed
  assets                                         6.164.893,10
- Group                                                     -
- Other                                                 24,00

Deferred income                                  4.785.923,26
Foreign exchange translation
differences                                        660.167,14
                                        ---------------------
Sub-total                                      219.469.240,88
                                        ---------------------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                           399.144.291,09
                                        =====================

                            MARWAL SYSTEMS, S.N.C.
                           Income Statement for the
                         year ended December 31, 1997
                              (in French Francs)



                                                               ---------------------------------
        INCOME STATEMENT FOR THE YEAR                                    December 31, 1997
                                                               ---------------------------------
Operating revenues:                                                               701.704.308,65

Sale of goods                                                   676.820.865,02
Sale of services                                                 15.333.088,92
Net sales                                                       692.153.953,94

Movement in finished goods and work-in progress                  (2.537.150,00)
In-home production                                                  285.562,25
Grants                                                              490.998,85
Reversal of provisions and transfer of charges                   10.021.636,96
Other income                                                      1.289.306,65

Operating expenses                                                                652.633.885,77
Purchases of raw materials and other supplies                   342.138.752,19
Movements in raw materials stock                                  4.649.952,00
Other purchases and extend charges                              112.782.904,48
Taxes and similar charges                                         9.511.399,78
Wages & salaries                                                101.299.556,33
Social charges                                                   42.615.435,07
Depreciation and amortisation expenses and
provisions:
- Fixed assets                                                   24.149.418,15
- Current assets                                                  1.205.055,28
- Contingencies and charges                                       3.905.450,94
Other charges                                                    10.377.961,55
                                                                --------------
                                                                652.633.885,77
Operating profit                                                                   49.070.422,88

Financial income:
From other investments                                                      --
Other interest and similar income                                 2.691.468,39
Reversal of provisions and transfer of charges                    1.608.447,02
Foreign exchange gains                                            9.381.457,05
                                                                --------------
                                                                 13.681.372,46
Financial expenses:
Depreciation and provisions                                       1.425.880,37
Interest and similar charges                                      4.846.615,22
Foreign gains                                                    10.464.489,91
                                                                --------------
                                                                 16.736.985,50
Net financial income/(expenses)                                                    (3.055.613,84)


                            MARWAL SYSTEMS, S.N.C.
                           Income Statement for the
                         year ended December 31, 1997
                              (in French Francs)



                                        -----------------------------
  INCOME STATEMENT FOR THE YEAR              December 31, 1997
                                        -----------------------------

Profit before taxation                                  46.014.809,84



Exceptional income:                                      1.904.436,60
From operating activities                      --
From capital transactions              409.464,60
Reversal of provisions and transfer  1.494.972,00
of charges
                                     ------------
                                     1.904.436,60


Exceptional charges:                                     2.596.473,60
From operating activities            2.320.049,99
From capital transactions              145.203,61
Depreciation and provisions            131.220,00

                                     ------------
                                     2.596.473,60

Exceptional profit (loss)                                 (692.037,00)

Profit before taxation                                  45.322.772,84

Profit-Sharing                       3.640.080,00
Income Tax                                     --

Profit after taxation                                   41.682.692,84

                            MARWAL SYSTEMS, S.N.C.
                      Notes to the financial statements
                       (in thousands of French Francs)



EVENTS DURING THE YEAR

The company owns 98% of the shares of Marwal Argentina S.A. as from 12/30/97 (11.760 shares), for an amount of 60,564 French Francs


NOTE 1: ACCOUNTING POLICIES


The accounts of the Company have been prepared based upon generally accepted accounting principles in France which conform with the Chart of Accounts as set out in the French law dated April 30, 1983 and the decree of November 29, 1983.

1.1 Intangible fixed assets

The intangible fixed assets consist mainly of goodwill which is amortised on a straight line basis over 5 years and totally amortised at the end of 1997.

The amortisation methods and the useful lives for other categories are as follows:

- Set-up costs                          3 years straight line
  Computer software                     1-3 years straight line


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

The depreciation methods and the useful lives applied are as follows:


Installations                              10 years straight line
Machinery                                  5-6 2/3 straight line / declining balance
Toolings                                   1-5 years straight line / declining balance
Leasehold improvements - Mac./Toolings     5-6 2/3 straight line / declining balance
Vehicles                                   4-5 years straight line
Fixtures and fittings                      10 years straight line
Computer hardware                          4-5 years straight line/ declining balance

                            MARWAL SYSTEMS, S.N.C.
                      Notes to the financial statements
                       (in thousands of French Francs)


1.3  Financial investments

The investments in associates are valued at their acquisition cost in the assets of the Company. A reserve is recorded when their fair value is less than their book value.

1.4  Inventory and work in progress

The policies used are as follows

-  Inventory is valued at the total cost of production.

- Raw materials and consumables are valued at the average weighted cost for goods received in the last three months. This method is similar to FIFO.

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

1.6  Foreign exchange transactions

The receivables and payables denominated in foreign currency are translated into French Francs at the December 31st exchange rate. The resulting differences with amounts translated at historical exchange rates are shown in the balance sheet as <<foreign exchange translation differences>>.

A provision for exchange losses is recorded separately for unrealized losses.

1.7  Retirement indemnity liabilities

The <<Projected Benefit Obligation>> has been applied to calculate the retirement obligation.

The total obligation is covered by:

- a fund run by La Mondiale, with a value of KFRF.9,680, a provision of KFRF.1,000 included in the Marwal accounts at December 31, 1997, an amount payable to La Mondiale of KFRF.450.

                            MARWAL SYSTEMS, S.N.C.
                      Notes to the financial statements
                       (in thousands of French Francs)


NOTE 2: FIXED ASSETS

The movements in gross value are as follows:


                             ---------------------------------------------
                             12/31/96   Increase     Decrease     12/31/97
                             ---------------------------------------------
Intangible fixed assets       19761         969          --         20730
Tangible fixed assets        156594       42804        4288        195110
Financial investments         27760        2029         623         29166


The movements in amortisation and depreciation are analysed as follows:

                             ---------------------------------------------
                             12/31/96   Increase     Decrease     12/31/97
                             ---------------------------------------------
Intangible fixed assets        19075       942           --         20017
Tangible fixed assets          90817     23207         4143        109881


NOTE 3: INVENTORIES AND WORK IN PROGRESS

The reserve for obsolescence for raw materials, consumables and finished goods at 31/12/97 amounts to KFRF.2.638.

NOTE 4: ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES

At December 31, 1997, accounts receivable can be split by maturity date as follows:


                             ---------------------------------------------
                                                           Greater than 1
                              Total    Less than 1 year        year
                             ---------------------------------------------
Long term receivables          6375           6307                 68
Current assets               147796         147796                 --


NOTE 5: SHORT TERM INVESTMENTS

N/A

                            MARWAL SYSTEMS, S.N.C.
                      Notes to the financial statements
                       (in thousands of French Francs)


NOTE 6:  PREPAYMENTS AND DEFERRED INCOME

                                                12/31/97
                                                --------
Prepayments
Fees                                              159
Prepaid maintenance                                29
Leasing                                           203

                                                  ---
                                                  391



                                                12/31/97
                                                --------
Deferred income
Finished goods sales                               74
Long term contracts (tooling)                    4712

                                                 ----
                                                 4786


NOTE 7:  DEFERRED CHARGES
                                ----------------------------------------
                                Total           Charged to      12/31/97
                                             income statement
                                                  1997
                                ----------------------------------------
Deferred charges
Amortised over 3 years           497               497             0



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

                            MARWAL SYSTEMS, S.N.C.
                      Notes to the financial statements
                       (in thousands of French Francs)


NOTE 9: TAX PROVISIONS AND PROVISIONS FOR CONTINGENCIES AND CHARGES

The movements in the year are analysed as follows:


                                  --------------------------------------------
                                  12/31/96    Additions   Reversals   12/31/97
                                  --------------------------------------------
Provisions for contingencies and
charges of which:                  11223        5333        11290         5266
-  Provision for payments on
   retirement                        672        1000          672         1000
-  Provision for guarantee          5812        1948         5218         1948
-  Provision for reorganisation       70           0           70            0
-  Provision for litigation         2586         653         2691          548
-  Provision for loss on foreign
   exchange                          762        1273          762         1273
-  Provision for charges            1283         409         1283          409
-  Provision for unproductive
   hours                              38          50           --           88

NOTE 10: CREDITORS

At December 31, 1997, debts, excluding advances and deposits received, deferred income and foreign exchange differences, can be analysed by maturity date as follows:

                              -------------------------------------------------
                                Total   Less than 1   Between 1 and   >5 years
                                            year          5 years
                              -------------------------------------------------
Government subsidy              2300                         2300
Other financial debts          14812                        14812
Trade payables and other
liabilities++                 196677      193037             3640
Overdraft                        234         234



++ of which trade bills payable: 55338

                            MARWAL SYSTEMS, S.N.C.
                      Notes to the financial statements
                       (in thousands of French Francs)


NOTE 11: INFORMATION ON SUBSIDIARY


(In thousands of Pesos)



------------------------------------------------------------------------------------------------------------------------------
                                                                                         Equity capital
                                                                                           other than            Last closing
Share in %             Detailed information                  Share capital                   capital                 result
------------------------------------------------------------------------------------------------------------------------------
95%                    Marwal de Mexico S.A. de C.V.             49655*                      (8739)*                 8923*
                       Tepotzotplan
                       Estado de Mexico

98%                    Marwal Argentina S.A.                     12000                     Non available          Non available
                       Buenos Aires
                       Estado de Argentina



++ after reevaluation



(In thousands of Francs)


-----------------------------------------------------------------------------------------------------------------
                                       Gross           Net book        Loans           Guarantee       Dividends
Detailed information                   value             value         given             given          received
-----------------------------------------------------------------------------------------------------------------
Marwal de Mexico S.A. de C.V.           22731           22731           --              --               --
Marwal Argentina S.A.                     60              60           6085             --               --

The exemption of sub-groups enables Marwal Systems to not consolidate its subsidiaries.

NOTE 12: RELATED PARTIES

The related parties transactions are included in the different accounts in the balance sheet as follows:


----------------------------------------------------------------------------
                Assets                                  Liabilities
----------------------------------------------------------------------------
Trade receivables          51778                Trade payables      15020
Other receivables           2953                Other payables       2906
Cash and
cash equivalent           106522                Financial debt         --


Interest expenses and financial income with related parties are as follows:


Operating income    73062               Operating expenses      45322
Financial income     2953               Interest expenses        2812


                            MARWAL SYSTEMS, S.N.C.
                      Notes to the financial statements
                       (in thousands of French Francs)


NOTE 13: ACCRUALS AND INCOME RECEIVABLE RELATING TO DIFFERENT BALANCE SHEET ACCOUNTS

-------------------------------------------------------------------------
            Assets                            Liabilities
-------------------------------------------------------------------------
Trade receivables
- Customers               6092         Trade payables
- Suppliers                240         - Suppliers                  12337
- Other                   3100         - Tax and social charges     16248
                                       - Customers                   1793
                                       - Other                       3135
                                       Other liabilities               -
Other receivables            -         Financial debts               2050



NOTE 14:  EXCHANGE DIFFERENCES RELATED TO BALANCE SHEET ACCOUNTS


                                        -----------------------------
                                             Exchange difference
                                        -----------------------------
                                              Asset         Liability
                                        -----------------------------
Assets
Trade receivables                              736             85
Liabilities
Trade payables                                 537            575


NOTE 15:  SALES TURNOVER ANALYSIS

                                             1996            1997
                                             ----            ----

Sales                                       610479         692154
Sales of goods                              596746         676821
Sales of services                            13733          15333

Split between export/domestic
Domestic                                    323428         290827
Export                                      287051         401327

Sales                                       610479         692154

                            MARWAL SYSTEMS, S.N.C.
                      Notes to the financial statements
                       (in thousands of French Francs)


NOTE 16: DEFERRED TAX POSITION



                       --------------------------------------------------------
                          12/31/96          Movements             12/31/97
                       --------------------------------------------------------
Nature                 Asset   Liability  Asset   Liability    Asset  Liability
------                 --------------------------------------------------------
Timing differences
Accrued expenses
payable to La
Mondiale                          811      811       450                 450
Organic                           799      799       797                 797
Provision for
contingencies and
charges                          1976     1976      1459                1459
Profit sharing                   6348     6348      3650                3640
Expenses to amortize   497                           497                   0


Elements having an impact on 1997 fiscal result

Vehicle leasing                                        4
Difference on foreign exchange unrealised gains     (605)

                            MARWAL SYSTEMS, S.N.C.
                      Notes to the financial statements
                       (in thousands of French Francs)


NOTE 17:  EMPLOYEE INFORMATION


                            ---------------------------------
                            Permanent staff   Temporary staff
                            ---------------------------------
Executives & Management            79
Employeees                        155                7
Labor and production              475               56
                            ---------------------------------
TOTAL                             709               63
                            =================================

NOTE 18: LEASE COMMITMENTS


The company leases certain of its buildings:

<Capion>

--------------------------------------------------------------------
                                Depreciation expense
Balance sheet   Acquisition  --------------------------    Net book
   account         cost      Period ended   Accumulated      value
--------------------------------------------------------------------
Buildings
  Chalons          5000            172         632              4368
Saint-Martin       8059            101         101              7958
                  --------------------------------------------------
Total             13059            273         733             12326
====================================================================


NOTE 19: COMMITMENTS UNDERTAKEN AND RECEIVED


Discounted trade bills receivable but not matured               83007

Leasing:


* present value of lease payments based on the BT01 index (value at 01.01.97 =
538.3 francs)



---------------------------------------------------------------------------------------
                Lease payments                 Future lease payments              Term
Balance      -----------------  --------------------------------------------      price
 sheet       Period     Accu-   Less than 1  Between 1    > 5 years    Total
category     ended     mulated     year     and 5 years
---------------------------------------------------------------------------------------

Buildings
Chalons*     588.4     2160.3      591.0       2364.1        1797.9     4753.0
 Saint-      113.8      113.8      535.4       3391.4        6089.8    10016.6
 Martin
---------------------------------------------------------------------------------------
Total        702.2     2274.1     1126.4       5755.5        7887.7    14769.6        0
=======================================================================================

NOTE 20:  INFORMATION RELATING TO MANAGEMENT

N/A

                            MARWAL SYSTEMS, S.N.C.
                      Notes to the financial statements
                       (in thousands of French Francs)



NOTE 21: EXCEPTIONAL INCOME


Exceptional income from operating activities                            0



Exceptional income from capital transactions                          409
Income from the sale of fixed assets                    409

Reversal of provisions and transfer of charges                       1495
Provision for reorganisation                             70
Provision for litigation                                392
Provision for charges                                  1033

NOTE 22: EXCEPTIONAL CHARGES




Exceptional charges on operating activities                          2320
Redundancy payments                                    1382
Reimplantation costs                                    531
Non refunded IVA                                        391
Other                                                    16

Exceptional charges from capital transactions                         145
Net book value of fixed assets sold                     145

Depreciation and provisions                                           131
Provisions for risk                                     131

                            MARWAL SYSTEMS, S.N.C.
                      Notes to the financial statements
                       (in thousands of French Francs)


NOTE 23:  CHANGE IN ACCOUNTING POLICIES


N/A


NOTE 24:  ANALYSIS OF INCOME TAX


As Marwal Systems became a partnership as from 10/01/95, there is no income tax booked.


                                             ---------------------------
                                                Base                Tax
                                             ---------------------------
                                               12/31/97
                                             ---------------------------
Operating profits                              46015                 0
Exceptional items                               (692)                0
                                               -----              ----
Profit before tax                              45323                 0
Income tax credit                                                    0
                                                                  ----
TOTAL INCOME TAX FOR THE COMPANY                                     0
                                                                  ====

NOTE 25: RECONCILIATION TO U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES


The accompanying financial statements of Marwal Systems S.N.C. have been prepared in accordance with accounting principles required in France. A reconciliation of these reported results to generally accepted principles in the United States is as follows:


                                                                 1997
Profit after taxation as shown in the financial statements      41,683
Adjust depreciable life of goodwill                               (375)
Adjust depreciable expense of fixed assets                       1,821
Other                                                             (416)
                                                                ------
Net income according to generally accepted                      42,713
accounting principles in the United States

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






    /s/ Gilles Meyer


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


                            MARWAL SYSTEMS, S.N.C.
                           Income Statement for the
                         year ended December 31, 1996
                              (in French Francs)


INCOME STATEMENT FOR THE YEAR                December 31, 1996
-----------------------------                -----------------
Profit before taxation                                   66.093.483,92


Exceptional income:                                       3.104.503,48
------------------
From operating activities                 1.448.388,61
From capital transactions                   431.443,87
Reversal of provisions and transfer
of charges                                1.224.671,00
                                          ------------
                                          3.104.503,48


Exceptional charges:                                      6.152.294,71
-------------------
From operating activites                  4.382.238,16
From capital transactions                   275.084,55
Depreciation and provisions               1.494.972,00

                                          ------------
                                          6.152.294,71

Exceptional profit (loss)                                (3.047.791,23)
-------------------------

Profit before taxation                                   63.045.692,69
-------------------------
Profit-Sharing                            6.348.242,00
Income Tax                                          --

Profit after taxation                                    56.697.450,69
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


     /s/ Gilles Meyer

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and
    Stockholders of Walbro Corporation:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Walbro Corporation and Subsidiaries' annual report to shareholders included or incorporated by reference in this Form 10-K, and have issued our report thereon dated February 11, 1998 (except with respect to the matters discussed in Notes 6 and 21, as to which the date is April 13, 1998). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The supplemental notes to the consolidated financial statements on pages S-2 to S-12 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic consolidated financial statements. The information contained in these supplemental notes has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                         /s/ Arthur Andersen LLP


Detroit, Michigan,
February 11, 1998

                     WALBRO CORPORATION AND SUBSIDIARIES
            SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)      VALUATION AND QUALIFYING ACCOUNTS

         Following is a summary of changes in the valuation and qualifying accounts for the three years ended December 31, 1997 (in thousands):


                                                                   1997                 1996              1995
                                                                 --------             --------          --------

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
        Balance Beginning of Year                                $    753             $    978          $    368
            Additions charged to operations                           378                  302               327
            Additions due to acquisition                               --                   --               309
            Deductions for uncollectible accounts
              written off, net of recoveries                         (238)                (508)              (51)
            Currency translation adjustment                           (84)                 (19)               25
                                                                 --------             --------          --------
        Balance End of Year                                      $    809             $    753          $    978
                                                                 ========             ========          ========

RESERVE FOR INVENTORY VALUATION:
        Balance Beginning of Year                                $    668             $    808          $    238
            Additions charged to operations                         3,425                  724               182
            Additions due to acquisition                               --                   --               376
            Deductions for inventory disposal                      (1,380)                (870)              (--)
            Currency translation adjustment                           (68)                   6                12
                                                                 --------             --------          --------
        Balance End of Year                                      $  2,645             $    668          $    808
                                                                 ========             ========          ========

ALLOWANCE FOR NOTES RECEIVABLE:
        Balance Beginning of Year                                $     --             $     --          $    454
            Additions charged to operations                            --                   --                --
            Deductions                                                 --                   --              (454)
                                                                 --------             --------          --------
        Balance End of Year                                      $     --             $     --          $     --
                                                                 ========             ========          ========


                      WALBRO CORPORATION AND SUBSIDIARIES

(2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                                                          DECEMBER 31, 1997
                                             ---------------------------------------------------------------------------
                                                                              WALBRO
                                                                           CORPORATION     CONSOLIDATION
                                              GUARANTOR     NONGUARANTOR     (PARENT      AND ELIMINATION   CONSOLIDATED
                                             SUBSIDIARIES   SUBSIDIARIES   CORPORATION)       ENTRIES          TOTAL
                                             ------------   ------------   ------------   ---------------   ------------
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
CURRENT ASSETS:
  Cash.....................................   $      (744)   $   13,431     $       852    $           --    $   13,539
  Accounts receivable, net.................        80,936        63,194             855                --       144,985
  Accounts receivable, intercompany........      (144,222)      (37,755)        171,052            10,925            --
  Inventories..............................        26,086        29,012           1,109                --        56,207
  Prepaid expenses and other...............         5,988         9,549           1,868                --        17,405
  Deferred and refundable income taxes.....           470         1,253           6,796                --         8,519
                                              -----------    ----------     -----------    --------------    ----------
    Total current assets...................       (31,486)       78,684         182,532            10,925       240,655
                                              -----------    ----------     -----------    --------------    ----------
PLANT AND EQUIPMENT, NET...................       123,635       144,423           7,204               108       275,370
                                              -----------    ----------     -----------    --------------    ----------
OTHER ASSETS:
  Funds held for construction..............            --            --              --                --            --
  Joint ventures...........................        10,739        15,942              --                --        26,681
  Investments..............................       117,720        24,433          50,959          (189,851)        3,261
  Goodwill, net............................        14,342        11,444          (1,524)            8,541        32,803
  Notes receivable.........................            --         6,499         196,198          (202,571)          126
  Deferred and refundable income taxes.....            --         4,001           4,178                --         8,179
  Other....................................         9,045         2,860          11,613                --        23,518
                                              -----------    ----------     -----------    --------------    ----------
    Total other assets.....................       151,846        65,179         261,424          (383,881)       94,568
                                              -----------    ----------     -----------    --------------    ----------
Total assets...............................   $   243,995    $  288,286     $   451,160    $     (372,848)   $  610,593
                                              ===========    ==========     ===========    ==============    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt........   $     7,026    $       76     $     6,858    $           --    $   13,960
  Bank and other borrowings................            --        26,204              --                --        26,204
  Accounts payable.........................        21,540        55,730           6,939                --        84,209
  Accrued liabilities......................         1,103        18,699          20,127              (708)       39,221
  Dividends payable........................            --           920             868                --         1,788
                                              -----------    ----------     -----------    --------------    ----------
    Total current liabilities..............        29,669       101,629          34,792              (708)      165,382
                                              -----------    ----------     -----------    --------------    ----------

LONG-TERM LIABILITIES:
  Long-term debt, less current portion.....       164,581        11,818         339,809          (224,815)      291,393
  Pension obligations and other............         2,505         2,625           6,693                --        11,823
  Deferred income taxes....................            --         2,077              --                --         2,077
  Minority interest........................            --         1,052              --                --         1,052
                                              -----------    ----------     -----------    --------------    ----------
    Total long-term liabilities............       167,086        17,572         346,502          (224,815)      306,345
                                              -----------    ----------     -----------    --------------    ----------
COMPANY-OBLIGATED MANDATORILY REDEEMABLE
 CONVERTIBLE PREFERRED SECURITIES OF
 WALBRO CAPITAL TRUST HOLDING SOLELY
 CONVERTIBLE DEBENTURES....................            --        69,000              --                --        69,000

STOCKHOLDERS' EQUITY:
  Common stock, $.50 par value;
    authorized 25,000,000; outstanding
    8,579,976 in 1995......................            --        23,935           4,341           (23,935)        4,341
  Paid-in capital..........................            --        72,819          66,151           (72,819)       66,151
  Retained earnings........................        49,827        28,747          33,938           (78,574)       33,938
  Deferred compensation....................            --            --            (379)               --          (379)
  Minimum pension liability adjustment.....            --            --              --                --            --
  Unrealized gain on securities
    available for sale.....................            --            --              68                --            68
  Cumulative translation adjustments.......        (2,587)      (25,416)        (34,253)           28,003       (34,253)
                                              -----------    ----------     -----------    --------------    ----------
    Total stockholders' equity.............        47,240       100,085          69,866          (147,325)       69,866
                                              -----------    ----------     -----------    --------------    ----------
Total liabilities and stockholders'
      equity...............................   $   243,995    $  288,286     $   451,160    $     (372,848)   $  610,593
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
                                               ========       ========       ========        =========        ========

                     WALBRO CORPORATION AND SUBSIDIARIES

(2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                                            FOR THE YEAR ENDED DECEMBER 31, 1997
                                        ----------------------------------------------------------------------------
                                                                         WALBRO
                                                                      CORPORATION     CONSOLIDATION
                                         GUARANTOR     NONGUARANTOR     (PARENT      AND ELIMINATION   CONSOLIDATED
                                        SUBSIDIARIES   SUBSIDIARIES   CORPORATION)       ENTRIES           TOTAL
                                        ------------   ------------   ------------   ---------------   -------------
                                                                       (IN THOUSANDS)
NET SALES.............................    $323,189       $316,828       $  2,302        $ (22,414)       $ 619,905
COSTS AND EXPENSES:
  Cost of sales.......................     299,913        286,119          2,133          (22,414)         565,751
  Selling and administrative
     expenses.........................      38,423         27,354         12,298                            78,075
                                          --------       --------       --------        ---------        ---------
OPERATING INCOME (LOSS)...............     (15,147)         3,355        (12,129)              --          (23,921)
OTHER EXPENSE (INCOME):
  Interest expense....................      23,060         14,720         22,313          (34,683)          25,410
  Interest income.....................     (11,671)        (6,079)       (17,607)          34,683             (674)
  Royalty income, net.................      (4,477)           599             --               --           (3,878)
  Foreign currency exchange loss
     (gain)...........................        (900)           534             58               --             (308)
  Other...............................         425            (50)           (10)              --              365
                                          --------       --------       --------        ---------        ---------
Income before (provision) credit for
  income taxes, minority interest,
  equity in income (loss) of joint
  ventures and subsidiaries...........     (21,584)        (6,369)       (16,883)              --          (44,836)
(Provision) credit for income taxes...       7,818             28          2,285               --           10,131
Minority interest.....................        (450)        (4,585)            --               --           (5,035)
Equity in income of joint
  ventures............................       1,007          2,106             --               --            3,113
Equity in income (loss) of
  subsidiaries........................      (4,036)            --        (22,028)          26,064               --
                                          --------       --------       --------        ---------        ---------
Net income............................    $(17,245)      $ (8,820)      $(36,626)       $  26,064        $ (36,627)
                                          ========       ========       ========        =========        =========

                     WALBRO CORPORATION AND SUBSIDIARIES

(2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                                          FOR THE YEAR ENDED DECEMBER 31, 1996
                                     ------------------------------------------------------------------------------
                                                                       WALBRO
                                                                     CORPORATION     CONSOLIDATION
                                      GUARANTOR      NONGUARANTOR      (PARENT      AND ELIMINATION    CONSOLIDATED
                                     SUBSIDIARIES    SUBSIDIARIES    CORPORATION)       ENTRIES           TOTAL
                                     ------------    ------------    -----------    ---------------    ------------
                                                                     (IN THOUSANDS)
NET SALES..........................    $325,547        $284,812       $   1,671        $ (26,641)        $585,389
COSTS AND EXPENSES:
  Cost of sales....................     264,824         248,589           1,362          (26,641)         488,134
  Selling and administrative
     expenses......................      49,599          21,607            (629)              --           70,577
                                       --------        --------       ---------        ---------         --------
OPERATING INCOME (LOSS)............      11,124          14,616             938               --           26,678
OTHER EXPENSE (INCOME):
  Interest expense.................      14,824           5,773          22,214          (22,276)          20,535
  Interest income..................      (5,416)         (1,999)        (17,577)          22,276           (2,716)
  Royalty income, net..............      (2,042)            632              --               --           (1,410)
  Foreign currency exchange
     loss (gain)...................        (309)           (131)            370               --              (70)
  Other............................          (4)            158            (217)              --              (63)
                                       --------        --------       ---------        ---------         --------
Income before (provision) credit
  for income taxes, minority
  interest, equity in income
  of joint ventures and
  subsidiaries ....................       4,071          10,183          (3,852)              --           10,402
(Provision)  credit  for income
  taxes............................      (1,240)         (4,155)          2,320               --           (3,075)
Minority interest .................          --            (285)             --               --             (285)
Equity in income of joint
  ventures.........................         552           3,635              --               --            4,187
Equity in income of
  subsidiaries.....................       9,932             518          12,761          (23,211)              --
                                       --------        --------       ---------        ---------         --------
Net income ........................    $ 13,315        $  9,896       $  11,229        $ (23,211)        $ 11,229
                                       ========        ========       =========        =========         ========

                     WALBRO CORPORATION AND SUBSIDIARIES

(2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                                          FOR THE YEAR ENDED DECEMBER 31, 1995
                                     ------------------------------------------------------------------------------
                                                                       WALBRO
                                                                     CORPORATION     CONSOLIDATION
                                      GUARANTOR      NONGUARANTOR      (PARENT      AND ELIMINATION    CONSOLIDATED
                                     SUBSIDIARIES    SUBSIDIARIES    CORPORATION)       ENTRIES           TOTAL
                                     ------------    ------------    -----------    ---------------    ------------
                                                                     (IN THOUSANDS)
NET SALES.........................     $335,896        $156,280        $   2,091       $(34,995)         $459,272
COSTS AND EXPENSES:
  Cost of sales...................      277,196         134,219            1,335        (34,995)          377,755
  Selling and administrative
     expenses.....................       40,598          12,766            4,019             --            57,383
                                       --------        --------        ---------       --------          --------
OPERATING INCOME (LOSS)...........       18,102           9,295           (3,263)            --            24,134
OTHER EXPENSE (INCOME):
  Interest expense................       10,387           4,300           10,852        (13,119)           12,420
  Interest income.................       (2,974)           (797)         (10,308)        13,119              (960)
  Royalty income, net.............         (938)            701               --             --              (237)
  Foreign currency exchange
     loss (gain)..................         (324)            (68)           1,875             --             1,483
  Other...........................            3            (255)              (3)            --              (255)
                                       --------        --------        ---------       --------          --------
Income before (provision) credit
  for income taxes, minority
  interest, equity in income
  of joint ventures and
  subsidiaries....................       11,948           5,414           (5,679)            --            11,683
(Provision) credit for income
  taxes...........................       (1,237)         (1,958)           1,937             --            (1,258)
Minority interest.................           --            (472)              --             --              (472)
Equity in income of joint
  ventures........................        1,222           2,655               --             --             3,877
Equity in income of
  subsidiaries....................        6,417              --           17,572        (23,989)               --
                                       --------        --------        ---------       --------          --------
Net income........................     $ 18,350        $  5,639        $  13,830       $(23,989)         $ 13,830
                                       ========        ========        =========       ========          ========

                     WALBRO CORPORATION AND SUBSIDIARIES

(2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                                         FOR THE YEAR ENDED DECEMBER 37, 1997
                                      ---------------------------------------------------------------------------
                                                                       WALBRO
                                                                    CORPORATION     CONSOLIDATION
                                       GUARANTOR     NONGUARANTOR     (PARENT      AND ELIMINATION   CONSOLIDATED
                                      SUBSIDIARIES   SUBSIDIARIES   CORPORATION)       ENTRIES          TOTAL
                                      ------------   ------------   ------------   ---------------   ------------
                                                                    (IN THOUSANDS)
Net cash provided by (used in)
  operating activities..............    $ 25,529       $ 12,845       $(64,600)        $    --         $(26,226)
                                        --------       --------       --------         -------         --------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
     Purchase of plant and
       equipment....................     (29,952)       (31,783)          (284)             --          (62,019)
     Acquisitions, net of cash
       acquired.....................         --              --             --              --               --
     Purchase of other assets.......      (2,974)           (27)           (86)             --           (3,087)
     Investment in joint ventures
       and other....................      (2,350)         8,142         (4,036)             --            1,756
     Proceeds/(payments) of
       intercompany note
       receivable...................          --             --             --              --               --
     Proceeds from disposal of
       assets.......................       9,370         (5,247)         1,292              --            5,415
                                        --------       --------       --------         -------         --------
Net cash provided by (used in)
  investing activities..............     (25,906)       (28,915)        (3,114)             --          (57,935)
                                        --------       --------       --------         -------         --------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
     Net borrowings (repayments)
       under revolving
       line-of-credit
       agreements...................          --          8,375        (91,510)             --          (83,135)
     Debt repayments................        (666)          (136)          (408)             --           (1,210)
     Proceeds from issuance of
       long-term debt...............          --        (63,596)       169,000              --          105,404
     Proceeds from issuance of
       convertible preferred
       securities...................          --         69,000             --              --           69,000
     Proceeds from issuance of
       common stock and options.....          --             --            492              --              492
     Financing fees paid............          --             --         (5,680)             --           (5,680)
     Cash dividends paid............          --             --         (3,463)             --           (3,463)
                                        --------       --------       --------         -------         --------
Net cash provided by (used in)
  financing activities..............        (666)        13,643         68,431              --           81,408
                                        --------       --------       --------         -------         --------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH..............................          --         (1,921)            --              --           (1,921)
                                        --------       --------       --------         -------         --------
NET INCREASE (DECREASE) IN CASH.....      (1,043)        (4,348)           717              --           (4,674)
CASH AT BEGINNING OF YEAR...........         299         17,779            135              --           18,213
                                        --------       --------       --------         -------         --------
CASH AT END OF YEAR.................    $   (744)      $ 13,431       $    852         $    --         $ 13,539
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
                                      =========       ==========      ===========     ===========      ==========


                     WALBRO CORPORATION AND SUBSIDIARIES

(2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

        Basis of Presentation -- In July 1995, the Company  issued
$110,000,000 in aggregate principal amount of 9.875% Senior Notes due in 2005 (the 2005 Notes). In December 1997, the Company sold $100,000,000 in aggregate principal amount of 10.125% Senior Notes due in 2007 (the 2007 Notes). The 2005 and 2007 Notes are guaranteed on a senior unsecured basis, jointly and severally, by each of the Company's principal wholly-owned domestic operating subsidiaries and certain of its indirect wholly-owned subsidiaries (the Guarantors). The Guarantors include Walbro Automotive Corporation, Walbro Engine Management Corporation, Whitehead Engineered Products, Inc. and Sharon Manufacturing Co. The condensed consolidating financial statements of the Guarantors are presented on pages 24 through 31 and should be read in connection with the consolidated financial statements of the Company. Separate financial statements of the Guarantors are not presented because the Guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes the condensed consolidating financial statements presented are more meaningful in understanding the financial position of the Guarantors.

        Distributions -- There are no significant restrictions on the ability of the Guarantors to make distributions to Walbro Corporation.

        Selling and Administrative Expenses -- During 1997, 1996 and 1995, the Parent Corporation allocated $5,267,000, $10,422,000 and $3,637,000, respectively, of corporate selling and administrative expenses to its operating subsidiaries.

                       WALBRO CORPORATION AND SUBSIDIARIES

(2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

     Long-term debt of the Parent Corporation and the Guarantors consisted of the following at December 31 (in thousands):


                                                                             1997              1996
                                                                            ------            -------
Senior notes due 2005, unsecured, stated interest at 9.875%
  (9.92% effective interest rate) net of unamortized discount of $331 and $369 as of December 31, 1996 and 1995,
  respectively.                                                           $109,708            $109,669
Senior notes due 2007, unsecured, interest at 10.125%............          100,000                  --
Revolving credit facility, secured, interest at the agent's base
  rate plus an additional margin ................................           19,700             114,062
Purchase money loan agreement, secured, interest payable
  quarterly at the agents base rate plus an additional
  margin (see below) ............................................            2,852                  --
Term loan from the State of Connecticut, secured, interest at 6%
  per annum, payable in monthly amounts from 1997 to 2005 .......            3,400               3,400
Senior notes, secured, interest at 7.68%, payable in annual
  amounts from 1998 to 2004......................................           45,000              45,000
Industrial revenue bond, issued by Town of Ossian, Indiana,
  interest at a variable municipal bond rate, due in 2023........            9,000               9,000
Industrial revenue bond, issued by City of Ligonier, Indiana, interest at a variable municipal bond rate plus 1%, payable in
  annual amounts from 2003 to 2007...............................            6,300               6,300
Capital lease obligations, interest at 7.5%, payable in monthly
  installments through February 2002.............................            3,042               3,640
Other............................................................              462                 884
                                                                          --------            --------
                                                                           299,464             291,955
Less -- Current portion..........................................           13,884               1,007
                                                                          --------            --------
                                                                          $285,580            $290,948
                                                                          ========            ========


     For a more detailed description of the above indebtedness, see Note 5 of Notes to Consolidated Financial Statements.

     Aggregate minimum principal payment requirements on long-term debt, including capital lease obligations, in each of the five years subsequent to
December 31, 1997 are as follows (in thousands): 1998 - $13,884   ; 1999 -
$7,349   ; 2000 -  $29,965   ; 2001 - $7,484   ;  2002 - $6,844  and thereafter
- $233,938.

                               INDEX TO EXHIBITS

                                                                      SEQUENTIAL
    EXHIBITS                     DESCRIPTION                           PAGE NO.
    --------                     -----------                          ----------

      4.26 Amended and Restated Second Amendment and Waiver Agreement dated as of March 3, 1998 to the Note Agreement among the Company and the purchasers named therein, relating to the 7.68% Senior Notes of the Company.

      21.1       Subsidiaries of the Company.

      23.1       Consent of Arthur Andersen LLP.

      23.2       Consent of Ernst & Young Audit.

      27.1       Financial Data Schedule.