Form 10-Q
period 1998-03-31
WALBRO CORP
filed 1998-05-15
CIK 104174

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For The Quarterly Period ended March 31, 1998
                          Commission File Number 0-6955


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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 9, 1998


                       Common Stock (one class): 8,682,914

                                     PART I
                              FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

              INTRODUCTION TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated financial statements of Walbro Corporation and subsidiaries (the "Company") have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements of the Company should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1997.

     The financial information presented reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for interim periods presented. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)



                                                                    3/31/98          12/31/97
                                                                    -------          --------
ASSETS                                                            (Unaudited)
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                         $ 17,090          $ 13,539
  ACCOUNTS RECEIVABLE (NET)                                          160,761           144,985
  INVENTORIES                                                         58,504            56,207
  OTHER CURRENT ASSETS                                                26,903            25,924
                                                                    --------          --------

    TOTAL CURRENT ASSETS                                             263,258           240,655

PROPERTY, PLANT & EQUIPMENT:
  LAND, BUILDINGS & IMPROVEMENTS                                      96,304            95,329
  MACHINERY & EQUIPMENT                                              298,457           297,032
                                                                    --------          --------
    SUBTOTAL                                                         394,761           392,361
  LESS: ACCUMULATED DEPRECIATION                                    (123,962)         (116,991)
                                                                    --------          --------

    NET PROPERTY, PLANT & EQUIPMENT                                  270,799           275,370

OTHER ASSETS:
  GOODWILL (NET)                                                      32,668            32,803
  JOINT VENTURES, INVESTMENTS & OTHER                                 62,781            61,765
                                                                    --------          --------

    TOTAL OTHER ASSETS                                                95,449            94,568
                                                                    --------          --------

    TOTAL ASSETS                                                    $629,506          $610,593
                                                                    ========          ========


The accompanying notes are an integral part of these consolidated balance sheets.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)


                                                                                   3/31/98          12/31/97
                                                                                   -------          --------
LIABILITIES                                                                      (Unaudited)
CURRENT LIABILITIES:

  CURRENT PORTION LONG-TERM DEBT                                                  $ 13,938          $ 13,960
  NOTES PAYABLE-BANKS                                                               23,940            26,204
  ACCOUNTS PAYABLE                                                                 100,884            84,209
  ACCRUED LIABILITIES                                                               45,181            41,009
                                                                                  --------          --------

    TOTAL CURRENT LIABILITIES                                                      183,943           165,382

LONG-TERM LIABILITIES:
  LONG-TERM DEBT, NET OF CURRENT                                                   293,804           291,393
  OTHER LONG-TERM LIABILITIES                                                       15,572            14,952
                                                                                  --------          --------

    TOTAL LONG-TERM LIABILITIES                                                    309,376           306,345

COMPANY-OBLIGATED MANDATORILY REDEEMABLE CON-
  VERTIBLE PREFERRED SECURITIES OF WALBRO CAPITAL
  TRUST HOLDING SOLELY CONVERTIBLE DEBENTURES                                       69,000            69,000

STOCKHOLDERS' EQUITY
COMMON STOCK, $.50 PAR VALUE;                                                        4,341             4,341
  AUTHORIZED 25,000,000;
  OUTSTANDING 8,682,914 IN 1998 AND
  8,682,595 IN 1997
PAID-IN CAPITAL                                                                     66,151            66,151
RETAINED EARNINGS                                                                   34,508            33,938
ACCUMULATED OTHER COMPREHENSIVE INCOME                                             (37,813)          (34,564)
                                                                                  --------          --------

    TOTAL STOCKHOLDERS' EQUITY                                                      67,187            69,866
                                                                                  --------          --------


    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                      $629,506          $610,593
                                                                                  ========          ========

The accompanying notes are an integral part of these consolidated balance sheets.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)


                                                                   THREE MONTHS ENDED
                                                                   03/31/98    03/31/97
                                                                   ---------   --------
                                                                          (Unaudited)

NET SALES                                                        $  169,292   $  154,019

COST OF SALES & EXPENSES:
   COST OF SALES                                                    144,058      129,821
   SELLING AND ADMINISTRATIVE EXPENSES                               12,951       12,120
   RESEARCH & DEVELOPMENT EXPENSES                                    4,007        3,350
                                                                 ----------   ----------

OPERATING INCOME                                                      8,276        8,728

OTHER EXPENSE (INCOME):
   INTEREST EXPENSE                                                   7,665        6,023
   INTEREST INCOME                                                     (162)        (131)
   OTHER (INCOME) EXPENSE                                            (1,468)      (1,089)
                                                                 ----------   ----------

INCOME (LOSS) BEFORE INCOME TAXES,
 MINORITY INTEREST, AND JOINT VENTURES                                2,241        3,925


PROVISION FOR INCOME TAXES                                              752        1,380
MINORITY INTEREST                                                     1,391          984
EQUITY IN (INCOME) OF JOINT VENTURES                                   (474)        (801)
                                                                 ----------   ----------


NET INCOME (LOSS)                                                $      572   $    2,362
                                                                 ==========   ==========


BASIC NET INCOME PER SHARE                                       $     0.07   $     0.27
                                                                 ==========   ==========

DILUTED NET INCOME PER SHARE                                     $     0.07   $     0.27
                                                                 ==========   ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                               8,682,602    8,652,737

DILUTIVE OPTIONS ISSUED TO EXECUTIVES                                 3,885       21,710
                                                                 ----------   ----------

DILUTED SHARES OUTSTANDING                                        8,686,487    8,674,447
                                                                 ==========   ==========


The accompanying notes are an integral part of these consolidated statements.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                                        THREE MONTHS ENDED
                                                                        03/31/98    03/31/97
                                                                        --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:                                       (Unaudited)
  NET INCOME                                                            $    572    $  2,362
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    DEPRECIATION & AMORTIZATION                                            9,718       8,180
    (GAIN) LOSS ON DISPOSITION OF ASSETS                                    (549)        123
    MINORITY INTEREST                                                         26         110
    (INCOME) OF JOINT VENTURES                                              (474)       (801)
    CHANGES IN ASSETS AND LIABILITIES:
      DEFERRED INCOME TAXES                                                 (612)        108
      PENSION OBLIGATIONS & OTHER                                            583        (592)
      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                            34,819      (4,182)
      ACCOUNTS RECEIVABLE, NET                                           (19,703)    (20,412)
      INVENTORIES                                                         (2,640)      1,646
      PREPAID EXPENSES AND OTHER                                          (5,284)       (578)
                                                                        --------    --------
      TOTAL ADJUSTMENTS                                                   15,884     (16,398)
                                                                        --------    --------
    NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                                                 16,456     (14,036)

CASH FLOWS FROM INVESTING ACTIVITIES:
  PURCHASE OF FIXED ASSETS                                               (11,826)    (14,232)
  PURCHASE OF OTHER ASSETS                                                   (12)       (206)
  INVESTMENT IN JOINT VENTURES & OTHER                                    (1,838)     (2,654)
  PROCEEDS FROM DISPOSAL OF ASSETS                                         3,689          24
                                                                        --------    --------
    NET CASH USED IN INVESTING ACTIVITIES                                 (9,987)    (17,068)

CASH FLOWS FROM FINANCING ACTIVITIES:
  BORROWINGS UNDER LINES-OF-CREDIT                                        21,713      32,187
  REPAYMENTS UNDER LINES-OF-CREDIT                                       (23,600)    (61,562)
  DEBT REPAYMENTS                                                           (156)       (143)
  PROCEEDS FROM ISSUANCE OF STOCK
   & OPTIONS                                                                   -      69,000
  FINANCING FEES PAID                                                       (366)     (3,241)
  CASH DIVIDENDS PAID                                                       (868)       (865)
                                                                        --------    --------
    NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                                                (3,277)     35,376

  EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    359      (2,014)
                                                                        --------    --------

  NET INCREASE (DECREASE) IN CASH                                          3,551       2,258
  CASH AND CASH EQUIVALENTS BEGINNING BALANCE                             13,539      18,213
                                                                        --------    --------

  CASH AND CASH EQUIVALENTS ENDING BALANCE                              $ 17,090    $ 20,471
                                                                        ========    ========


The accompanying notes are an integral part of these consolidated statements.

                       WALBRO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  NEW CREDIT FACILITY

     In April 1998 the Company received a commitment (Commitment) for a $150 million line of credit, consisting of a $125 million revolving line of credit (Revolving Credit Facility) and a $25 million capital expenditure facility (Capital Expenditure Facility). Closing of the transaction contemplated by the Commitment is subject to various terms and conditions.

     Under the terms of the Commitment, for the first year of the transaction, the Revolving Credit Facility will bear interest at either the London Interbank Offered Rate (LIBOR), plus 2.25% or at the Prime Rate, plus 0.25%. Availability under the Revolving Credit Facility is subject to a borrowing base, consisting of 85% of eligible accounts receivable of the Company and certain of its subsidiaries, 60% of certain raw materials and finished goods inventory and 70% of commodity raw material resin inventory, less customary reserves. In addition, the Revolving Credit Facility provides for a $25 million sub-facility for the issuance of letters of credit. The Capital Expenditure Facility initially bears interest at the rate equal to the prime rate, plus 0.50% or LIBOR, plus 2.50%. Amounts drawn under the Capital Expenditure Facility are repayable in 20 equal quarterly principal installments, beginning one quarter after such draw.

     Each of the Revolving Credit Facility and the Capital Expenditure Facility (collectively, the New Credit Facility) is available for a period of five years after closing. If the Revolving Credit Facility is terminated by the Company during the first three years, certain pre-payment fees may be applicable.

     The New Credit Facility will contain numerous covenants, including financial covenants such as a fixed charge ratio and a senior secured funded indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, and restrictions on additional indebtedness, liens, capital expenditures, mergers and sales of assets, and events of default. Obligations outstanding under the Revolving Credit Facility will be secured by accounts receivable, inventory and general intangibles of the Company and certain subsidiaries, and also will be secured by a pledge of the stock of certain of the material domestic subsidiaries of the Company and 65% of the stock of the material foreign subsidiaries of the Company. Each advance under the Capital Expenditure Facility will be secured by the item of equipment purchased with the proceeds of such advance. The collateral for the Capital Expenditure Facility will not constitute collateral for the Revolving Credit Facility. In addition, certain of the subsidiaries of the Company will provide guarantees of the obligations under the New Credit Facility. The proceeds of the New Credit Facility will be used to replace the existing credit facility and the existing purchase money loan

                     WALBRO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Con't)

agreement, to refinance the Senior Notes due 2004 including an early retirement premium of approximately $2.3 million, for capital expenditures and for general working capital purposes.


(2)  INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories include raw material and component parts, work-in-process and finished products. Work-in-process and finished products inventories include material, labor and manufacturing overhead costs.

         Inventories are comprised of the following:


                                                    March 31,    December 31,
                                                      1998          1997
                                                 ------------    ------------
                                                          (in thousands)

Raw materials and components                         $33,701       $30,857
Work-in-process                                        9,585         6,545
Finished products                                     15,218        18,805
                                                     -------        ------
                                                     $58,504       $56,207
                                                     =======       =======

(3)  COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." The impact of adoption has been to include changes in deferred compensation, unrealized gain or loss on securities and foreign currency translation, which have not been recognized in determining net income, in a new presentation of comprehensive income, as presented below.

                        WALBRO CORPORATION & SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                         Three Months Ended
                                                      03/31/98       03/31/97
                                                      --------       --------
                                                            (in thousands)

Net income                                           $     572       $  2,362
                                                     ---------       --------
Foreign currency translation                            (3,386)        (8,452)
Unrealized gains (losses) on securities                     (1)           (95)
Deferred compensation                                      138            299
                                                     ---------       --------
Other comprehensive income (loss)                       (3,249)        (8,248)
                                                     ---------       --------
Comprehensive income (loss)                          $  (2,677)      $ (5,886)
                                                     =========       ========

                      WALBRO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4) Supplemental Guarantor Condensed Consolidating Financial Statements



                                                                                              as of March 31, 1998
                                                        ----------------------------------------------------------------------------
                                                                                           Walbro
                                                                                         Corporation    Consolidation
                                                           Guarantor     Nonguarantor      (Parent     and Elimination  Consolidated
                                                         Subsidiaries    Subsidiaries   Corporation)       Entries          Total
                                                         ------------    ------------   ------------       -------          -----
                                                                              (in thousands, except share data)
ASSETS
CURRENT ASSETS
    Cash and Cash Equivalents                               $ (841)        $ 8,297       $ 9,634                $ -        $ 17,090
    Accounts receivable, net                                86,045          73,964           752                            160,761
    Accounts receivable, intercompany                     (130,438)        (42,355)      163,810              8,983               -
    Inventories                                             25,689          31,873           942                             58,504
    Prepaid expenses and other                              11,219           5,324           657                  -          17,200
    Deferred and refundable income taxes                       491           1,428         7,784                  -           9,703
                                                        ---------------------------------------------------------------------------
       Total current assets                                 (7,835)         78,531       183,579              8,983         263,258
                                                        ---------------------------------------------------------------------------
PLANT AND EQUIPMENT, NET                                   124,977         141,169         4,545                108         270,799
                                                        ----------------------------------------------------------------------------
OTHER ASSETS:
    Funds held for construction                                  -               -             -                  -               -
    Joint ventures                                          10,778          16,276             -                  -          27,054
    Investments                                            125,284          24,492        52,471           (197,948)          4,299
    Goodwill, net                                           14,228          11,443        (1,524)             8,541          32,688
    Notes receivable                                             -          10,719       191,599           (202,182)            136
    Deferred income taxes                                        -           4,054         4,178                  -           8,232
    Other                                                    8,847           2,441        11,752                  -          23,040
                                                        ---------------------------------------------------------------------------
       Total other assets                                  159,137          69,425       258,476           (391,589)         95,449
                                                        ---------------------------------------------------------------------------
    Total assets                                         $ 276,279       $ 289,125     $ 446,600         $ (382,498)      $ 629,506
                                                        ===========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                      $ 7,026            $ 54       $ 6,858                $ -        $ 13,938
    Bank and other borrowings                                    -          23,940             -                  -          23,940
    Accounts payable                                        40,256          54,789         5,839                  -         100,884
    Accrued liabilities                                      5,585          20,043        19,421               (788)         44,261
    Dividends payable                                            -             920             -                  -             920
                                                        ---------------------------------------------------------------------------
       Total current liabilities                            52,867          99,746        32,118               (788)        183,943
                                                        ---------------------------------------------------------------------------
LONG-TERM LIABILITIES
    Long-term debt, less current portion                   164,425          12,236       340,219           (223,076)        293,804
    Pension obligations                                      2,818           2,765         7,076                  -          12,659
    Deferred income taxes                                        -           1,964             -                  -           1,964
    Minority interest                                            -             949             -                  -             949
                                                        ---------------------------------------------------------------------------
       Total long-term liabilities                         167,243          17,914       347,295           (223,076)        309,376
                                                        ---------------------------------------------------------------------------
REDEEMABLE PREFERRED STOCK                                       -          69,000             -                  -          69,000
STOCKHOLDERS' EQUITY
    Common stock, $.50 par value;
       authorized 25,000,000; outstanding
       8,682,914 in 1998; 8,682,595 in 1997                      -          23,935         4,341            (23,935)          4,341
    Paid-in capital                                              -          72,770        66,151            (72,770)         66,151
    Retained earnings                                       58,756          31,439        34,508            (90,195)         34,508
    Deferred compensation                                        -                          (241)                 -            (241)
    Minimum pension liability adjustment                         -               -             -                  -               -
    Unrealized gain on securities available for sale             -               -            67                  -              67
    Cumulative translation adjustments                      (2,587)        (25,679)      (37,639)            28,266         (37,639)
                                                        ---------------------------------------------------------------------------
       Total stockholders' equity                           56,169         102,465        67,187           (158,634)         67,187
                                                        ---------------------------------------------------------------------------
       Total liabilities and stockholders' equity        $ 276,279       $ 289,125     $ 446,600         $ (382,498)      $ 629,506
                                                        ===========================================================================



                      WALBRO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4) Supplemental Guarantor Condensed Consolidating Financial Statements




                                                                                           Walbro
                                                                                         Corporation    Consolidation
                                                         Guarantor     Nonguarantor        (Parent     and Elimination  Consolidated
                                                        Subsidiaries   Subsidiaries     Corporation)       Entries           Total
                                                        -----------    ------------     -----------        -------           -----
                                                                                  (in thousands, except share data)
ASSETS
CURRENT ASSETS
    Cash and Cash Equivalents                             $ (744)       $ 13,431             $ 852               $ -       $ 13,539
    Accounts receivable, net                              80,936          63,194               855                          144,985
    Accounts receivable, intercompany                   (144,222)        (37,755)          171,052            10,925              -
    Inventories                                           26,086          29,012             1,109                           56,207
    Prepaid expenses and other                             5,988           9,549             1,868                 -         17,405
    Deferred and refundable income taxes                     470           1,253             6,796                 -          8,519
                                                       -----------------------------------------------------------------------------
       Total current assets                              (31,486)         78,684           182,532            10,925        240,655
                                                       -----------------------------------------------------------------------------
PLANT AND EQUIPMENT, NET                                 123,635         144,423             7,204               108        275,370
                                                       -----------------------------------------------------------------------------
OTHER ASSETS:
    Funds held for construction                                -               -                 -                 -              -
    Joint ventures                                        10,739          15,942                 -                 -         26,681
    Investments                                          117,720          24,433            50,959          (189,851)         3,261
    Goodwill, net                                         14,342          11,444            (1,524)            8,541         32,803
    Notes receivable                                           -           6,499           196,198          (202,571)           126
    Deferred income taxes                                      -           4,001             4,178                 -          8,179
    Other                                                  9,045           2,860            11,613                 -         23,518
                                                       -----------------------------------------------------------------------------
       Total other assets                                151,846          65,179           261,424          (383,881)        94,568
                                                       -----------------------------------------------------------------------------
    Total assets                                       $ 243,995       $ 288,286         $ 451,160        $ (372,848)     $ 610,593
                                                       =============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                    $ 7,026            $ 76           $ 6,858               $ -       $ 13,960
    Bank and other borrowings                                  -          26,204                 -                 -         26,204
    Accounts payable                                      21,540          55,730             6,939                 -         84,209
    Accrued liabilities                                    1,103          18,699            20,127              (708)        39,221
    Dividends payable                                          -             920               868                 -          1,788
                                                       -----------------------------------------------------------------------------
       Total current liabilities                          29,669         101,629            34,792              (708)       165,382
                                                       -----------------------------------------------------------------------------
LONG-TERM LIABILITIES
    Long-term debt, less current portion                 164,581          11,818           339,809          (224,815)       291,393
    Pension obligations                                    2,505           2,625             6,693                 -         11,823
    Deferred income taxes                                      -           2,077                 -                 -          2,077
    Minority interest                                          -           1,052                 -                 -          1,052
                                                       -----------------------------------------------------------------------------
       Total long-term liabilities                       167,086          17,572           346,502          (224,815)       306,345
                                                       -----------------------------------------------------------------------------
REDEEMABLE PREFERRED STOCK                                     -          69,000                 -                 -         69,000
STOCKHOLDERS' EQUITY
    Common stock, $.50 par value;
       authorized 25,000,000; outstanding
       8,682,914 in 1998; 8,682,595 in 1997                    -          23,935             4,341           (23,935)         4,341
    Paid-in capital                                            -          72,819            66,151           (72,819)        66,151
    Retained earnings                                     49,827          28,747            33,938           (78,574)        33,938
    Deferred compensation                                      -               -              (379)                -           (379)
    Minimum pension liability adjustment                       -               -                 -                 -              -
    Unrealized gain on securities available for sale           -               -                68                 -             68
    Cumulative translation adjustments                    (2,587)        (25,416)          (34,253)           28,003        (34,253)
                                                       -----------------------------------------------------------------------------
       Total stockholders' equity                         47,240         100,085            69,866          (147,325)        69,866
                                                       -----------------------------------------------------------------------------
       Total liabilities and stockholders' equity      $ 243,995       $ 288,286         $ 451,160        $ (372,848)     $ 610,593
                                                       =============================================================================

                      WALBRO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4) Supplemental Guarantor Condensed Consolidating Financial Statements




                                                                                               Three Months Ended March 31, 1998
                                                        ----------------------------------------------------------------------------
                                                                                           Walbro
                                                                                         Corporation    Consolidation
                                                           Guarantor     Nonguarantor      (Parent     and Elimination  Consolidated
                                                         Subsidiaries    Subsidiaries   Corporation)       Entries           Total
                                                         ------------    ------------   -----------        -------           -----
                                                                                               (in thousands, except share data)
NET SALES                                                 $ 93,868        $ 83,421         $ 667           $ (8,664)      $ 169,292
COSTS AND EXPENSES:
    Cost of sales                                           80,829          71,223           670             (8,664)        144,058
    Selling, administration & other expenses                 7,389           6,344         3,225                             16,958
                                                          -------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                      5,650           5,854        (3,228)                 -           8,276
OTHER EXPENSE (INCOME):
    Interest expense                                         4,096           2,851         8,471             (7,753)          7,665
    Interest income                                         (1,853)         (1,752)       (4,310)             7,753            (162)
    Foreign currency exchange loss(gain)                        (8)             96             -                  -              88
    Other                                                   (1,062)             98          (592)                 -          (1,556)
                                                          -------------------------------------------------------------------------
    Income before provision for income taxes,
       minority interest, equity in (income) loss
       of joint ventures and subsidiaries                    4,477           4,561        (6,797)                 -           2,241
    Provision (credit) for income taxes                      1,608           1,784        (2,640)                 -             752
    Minority Interest                                            -           1,391             -                  -           1,391
    Equity in (income) loss of joint ventures                  (39)           (435)            -                  -            (474)
    Equity in (income) of subsidiaries                      (1,980)              -        (4,729)             6,709               -
                                                          =========================================================================
    Net Income                                             $ 4,888         $ 1,821         $ 572           $ (6,709)          $ 572
                                                          =========================================================================


                      WALBRO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4) Supplemental Guarantor Condensed Consolidating Financial Statements






                                                                              Three Months Ended March 31, 1997
                                                           -------------------------------------------------------------------
                                                                                                 Walbro
                                                                                               Corporation     Consolidation
                                                            Guarantor        Nonguarantor        (Parent      and Elimination
                                                           Subsidiaries      Subsidiaries     Corporation)        Entries
                                                           ------------      ------------     -----------         -------
                                                                                     (in thousands, except share data)
NET SALES                                                   $ 83,462          $ 76,336           $ 340          $ (6,119)
COSTS AND EXPENSES:
 Cost of sales                                                69,021            66,641             278            (6,119)
 Selling, administration & other expenses                      8,162             5,293           2,263                 -
                                                           -------------------------------------------------------------
OPERATING INCOME (LOSS)                                        6,279             4,402          (2,201)                -
OTHER EXPENSE (INCOME):
 Interest expense                                              4,009             1,737           6,335            (6,306)
 Interest income                                              (1,134)             (899)         (4,404)            6,306
 Foreign currency exchange loss(gain)                             28               (71)             15                 -
 Other                                                        (1,038)              (23)              -                 -
                                                           -------------------------------------------------------------
 Income before provision for income taxes,
             minority interest, equity in (income) loss
             of joint ventures and subsidiaries                4,414             3,658          (4,147)                -
 Provision (credit) for income taxes                           1,527             1,405          (1,552)                -
 Minority Interest                                                 -               984               -                 -
 Equity in (income) loss of joint ventures                      (300)             (501)              -                 -
 Equity in (income) of subsidiaries                           (1,793)              (52)         (4,957)            6,802
                                                           =============================================================
 Net Income                                                  $ 4,980           $ 1,822         $ 2,362          $ (6,802)
                                                           =============================================================







                                                               Consolidated
                                                                   Total

NET SALES                                                      $ 154,019
COSTS AND EXPENSES:
 Cost of sales                                                   129,821
 Selling, administration & other expenses                         15,718
                                                               ---------
OPERATING INCOME (LOSS)                                            8,480
OTHER EXPENSE (INCOME):
 Interest expense                                                  5,775
 Interest income                                                    (131)
 Foreign currency exchange loss(gain)                                (28)
 Other                                                            (1,061)
                                                               ---------
 Income before provision for income taxes,
             minority interest, equity in (income) loss
             of joint ventures and subsidiaries                    3,925
 Provision (credit) for income taxes                               1,380
 Minority Interest                                                   984
 Equity in (income) loss of joint ventures                          (801)
 Equity in (income) of subsidiaries                                    -

                                                               =========
 Net Income                                                      $ 2,362
                                                               =========


                      WALBRO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4) Supplemental Guarantor Condensed Consolidating Financial Statements





                                                                                            Three Months Ended March 31, 1998
                                                      ------------------------------------------------------------------------------
                                                                                         Walbro
                                                                                      Corporation     Consolidation
                                                         Guarantor     Nonguarantor     (Parent      and Elimination   Consolidated
                                                       Subsidiaries    Subsidiaries   Corporation)       Entries           Total
                                                                          (in thousands, except share data)

Net cash provided by (used in) operating activities     $ 8,494        $ 3,947        $ 4,015               $ -        $ 16,456
                                                      -------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment                          (4,807)        (7,011)            (8)                -         (11,826)
Acquisitions, net of cash acquired                            -              -              -                 -               -
Purchase of other assets                                    (94)            89             (7)                -             (12)
Investment in joint ventures and other                   (3,534)          (282)         1,978                 -          (1,838)
Proceeds/(payments) of intercompany note rec.                 -              -              -                 -               -
Proceeds from disposal of assets                              -             51          3,638                 -           3,689
                                                      -------------------------------------------------------------------------
Net cash provided by (used in) investing activities      (8,435)        (7,153)         5,601                 -          (9,987)
CASH FLOWS FROM FINANCING ACTIVITIES:                 -------------------------------------------------------------------------
Net borrowings (repayments) under revolving
     line-of-credit agreements                                          (2,287)           400                 -          (1,887)
Debt repayments                                            (156)             -              -                 -            (156)
Proceeds from issuance of long-term debt                      -              -              -                 -               -
Proceeds from issuance of stock
     and options                                              -              -              -                 -               -
Financing fees paid                                           -              -           (366)                -            (366)
Cash dividends paid                                           -              -           (868)                -            (868)
                                                      -------------------------------------------------------------------------
Net cash provided (used in) financing activities           (156)        (2,287)          (834)                -          (3,277)
                                                      -------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH                                                                     359              -                 -             359
                                                      -------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                             (97)        (5,134)         8,782                 -           3,551
CASH AND CASH EQUIV. AT BEGIN OF YEAR                      (744)        13,431            852                 -          13,539
                                                      -------------------------------------------------------------------------
CASN AND CASH EQUIV. AT END OF PERIOD                    $ (841)       $ 8,297        $ 9,634               $ -        $ 17,090
                                                      =========================================================================

                      WALBRO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4) Supplemental Guarantor Condensed Consolidating Financial Statements

                                                                              Three Months Ended March 31, 1997
                                                         --------------------------------------------------------------------------
                                                                                          Walbro
                                                                                       Corporation     Consolidation
                                                          Guarantor     Nonguarantor     (Parent      and Elimination  Consolidated
                                                         Subsidiaries   Subsidiaries   Corporation)       Entries          Total
                                                         ------------   ------------   -----------    ---------------  ------------
                                                                              (in thousands, except share data)
                                                                              ---------------------------------
Net cash provided by (used in) operating activities       $ 15,267       $  8,273       $ (37,576)          $ -         $ (14,036)
                                                          -----------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of plant and equipment                         (8,192)        (5,945)            (95)            -           (14,232)
    Acquisitions, net of cash acquired                           -              -               -             -                 -
    Purchase of other assets                                  (359)            22             131             -              (206)
    Investment in joint ventures and other                  (4,329)          (164)          1,839             -            (2,654)
    Proceeds/(payments) of intercompany note rec.                -              -               -             -                 -
    Proceeds from disposal of assets                            (1)            25               -             -                24
                                                          -----------------------------------------------------------------------
Net cash provided by(used in) investing activities         (12,881)        (6,062)          1,875             -           (17,068)
                                                          -----------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) under revolving
        line-of-credit agreements                                -         (1,813)        (27,562)            -           (29,375)
    Debt repayments                                           (145)             2               -             -              (143)
    Proceeds from issuance of long-term debt                     -        (69,000)         69,000             -                 -
    Proceeds from issuance of stock
        and options                                              -         69,000               -             -            69,000
    Financing fees paid                                          -              -          (3,241)            -            (3,241)
    Cash dividends paid                                          -              -            (865)            -              (865)
                                                          -----------------------------------------------------------------------
Net cash provided by (used in) financing activities           (145)        (1,811)         37,332             -            35,376
                                                          -----------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON
    CASH                                                         -           (654)         (1,360)            -            (2,014)
                                                          -----------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                              2,241           (254)            271             -             2,258
CASH AND CASH EQUIV. AT BEGIN OF YEAR                          299         17,779             135             -            18,213
                                                          -----------------------------------------------------------------------
CASH AND CASH EQUIV. AT END OF PERIOD                     $  2,540       $ 17,525       $     406           $ -          $ 20,471
                                                          =======================================================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              Results of Operations


THREE MONTHS ENDED MARCH 31, 1998 VS. THREE MONTHS ENDED MARCH 31, 1997

     Net sales in the first quarter of 1998 increased 9.9% to $169.3 million compared to $154.0 million for the same period of 1997. Sales of automotive products increased 11.1% to $126.3 million for the first quarter of 1998 compared to $113.7 million for the same period of 1997. Sales of small engine products increased 5.7% to $33.3 million for the first quarter of 1998 compared to $31.5 million for the same period of 1997. Sales of aftermarket products increased 14.7% to $7.8 million for the first quarter of 1998 compared to $6.8 million for the first quarter of 1997.

     Sales of automotive products increased in the first quarter of 1998 primarily because of higher plastic fuel tank sales in the U.S., which were up by $18.3 million. U.S. automotive product sales in the 1998 quarter also included $5.0 million (compared to $7.0 million in the 1997 quarter) from the Company's steel fuel rail plant in Ligonier, Indiana which is being divested. Sales of plastic fuel tanks in Europe for the first quarter of 1998 decreased by 6.3% because of foreign currency exchange rates. Without the stronger dollar currency effect European sales would have increased by approximately 3%.

     Sales of small engine products increased as a result of higher sales of all products except float feed carburetors in the U.S. The largest increases in sales came from ignition system sales of 49.3% and increased sales of carburetors in the People's Republic of China by 25.8%. Sales of small engine products in Japan increased by 18.5% in spite of the lower yen/dollar exchange rate. Without the currency effect Japan sales would have increased by approximately 24%.

     Sales to the aftermarket increased 14.7% to $7.8 million for the first quarter of 1998 compared to $6.8 million for the same period of 1997. Sales of both automotive products and small engine products increased to aftermarket customers during the first quarter of 1998.

     Cost of sales for the first quarter of 1998 increased 11.0% to $144.1 million compared to $129.8 million for the same period of 1997. Cost of sales as a percent of net sales was 85.1% for the first quarter of 1998 compared to 84.3% for the same 1997 period resulting in a gross margin decline of 0.8 percentage points from 15.7% in 1997 to 14.9% in 1998. The automotive products gross margin decline resulted from slightly lower volume of fuel pumps and fuel modules in the U.S., new plant start-up costs in South Korea and the significant new volume of plastic fuel tank systems in the U.S. which carry lower margins due to purchased components. Gross margin in Europe increased by 1.3 percentage points to 12.2% as the result of cost saving initiatives and improved efficiency. The small engine products gross margin decline of 0.4 percentage points resulted from lower volume of float feed carburetors in the U.S.

     Selling and administrative ("S & A") expenses increased 6.9% for the first quarter of 1998 compared to the first quarter of 1997. S & A expenses increased due to increased staff at corporate headquarters and the Asia Pacific region including staff at the new plant in South Korea. S & A expenses as a percent of net sales were 7.7% for the first quarter of 1998 compared to 7.9% for the same period of 1997.

     Research and development ("R & D") expenses increased 19.6%. The increase was due to the new European systems center that is nearing completion in Germany.

     Interest expense increased 27.3% for the first quarter of 1998 compared to the same period in 1997 because of higher borrowings for additional working capital and for capital expenditures and because of the higher interest rate on the new $100 million of Senior Notes due 2007 that were issued in December 1997 to refinance bank borrowings.

     Other income was $1.5 million for the first quarter of 1998 compared to $1.1 million for the first quarter of 1997. The increase was due to higher income from the gain on the sale of fixed assets.

     Provision for income taxes was lower for the first quarter of 1998 compared to the same period of 1997 primarily due to lower taxable income.

     Minority Interest increased by $0.5 million in the first quarter of 1998 compared to the same period of 1997 because of the preferred dividends due on the Convertible Preferred Securities of Walbro Capital Trust issued in February 1997 were paid for the full quarter in 1998 and were paid for a partial quarter in 1997.

     The equity in income from joint ventures in the first quarter of 1998 was $0.5 million versus the comparable period income of $0.8 million in 1997, because of lower profitability at the joint ventures due to weaker foreign economies; the stronger U.S. dollar; and start-up costs of the Company's new VITEC joint venture in Detroit, Michigan.

     Net income for the first quarter of 1998 was $0.6 million compared to $2.4 million for the same period last year, as a result of the reasons described above. Net income per share for the first quarter or 1998 was $.07 compared with $.27 for the same 1997 period.


                          Foreign Currency Transactions

     Approximately 48% of the Company's sales during the first three months of 1998 were derived from international manufacturing operations in Europe, Asia, South America and Mexico. The financial position and the results of operations of the Company's subsidiaries in Europe (30% of sales), Japan (5% of sales), South America (2% of sales) and China (1% of sales) were measured in local currency of the countries in which they operated and translated into U.S. dollars.

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

     Approximately 48% of the Company's assets at March 31, 1998, were based in its foreign operations and these assets are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company's consolidated stockholders' equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar. In addition, the Company has equity investments in unconsolidated joint ventures in Argentina, Brazil, France, Japan, Korea and Mexico. The Company's reported income from these joint ventures will be higher or lower depending upon a weakening or strengthening of the U.S. dollar.

     The Company's strategy for management of currency risk relies primarily upon the use of forward currency exchange contracts or option contracts to manage its exposure to foreign currency fluctuations.

                              The Year 2000 Issue

     The year 2000 issue is the result of computer programs that were written using two digits (rather than four) to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The Company is working to resolve the potential impact of the year 2000 on the processing of date-sensitive information and is in the process of evaluation of the impact of the issue at all locations. The evaluation includes computer programs used for management information systems and computer programs used to electronically control manufacturing equipment and other devices. The evaluation has not progressed enough to allow management to assess whether the cost of addressing this issue will have a material impact on the Company's financial position, results of operations or cash flows in future periods. Management expects this evaluation to be completed during 1998.

                         Liquidity and Capital Resources

     As of March 31, 1998, the Company had outstanding $37.9 million in short-term debt, including current portion of long-term debt, and $293.8 million in long-term debt. The approximate minimum principal payments required on the Company's long-term debt in each of the five fiscal years subsequent to December 31, 1997 are $14.0 million in 1998, $7.4 million in 1999, $30.0 million in 2000,
$7.5 million in 2001, $6.8 million in 2002 and $239.6 million thereafter.

     In April 1998, the Company received a commitment for a $150 million line of credit ( the "New Credit Facility") consisting of $125 million revolving line of credit and a $25 million capital expenditure facility. The New Credit Facility will be available for five years after closing. Proceeds of the New Credit Facility will be used to pay off $30 million under the existing credit facility; to pay off the Purchase Money Loan Agreement; to pay off the $45 million Senior Notes due 2004 including an early retirement premium of approximately $2.0 million; to finance capital expenditures; and to meet working capital needs. Closing of the New Credit Facility is subject to customary conditions and is expected to occur by May 31, 1998. Failure to close the New Credit Facility would have a material adverse effect on the Company's liquidity.

     As of March 31, 1998, accounts receivable amounted to $160.8 million, an increase of $12.4 million, compared to March 31, 1997. The average collection period at March 31, 1998 was 82.3 days compared to 80.7 days at March 31, 1997. The increase in accounts receivable was due to higher sales, larger amounts of accounts receivable for customer tooling and the addition of foreign customers with longer payment terms.

     The Company's plans for 1998 capital expenditures for facilities, equipment and tooling total approximately $50 million. The Company intends to finance the capital expenditures with the New Credit Facility, potential lease financing, access to capital markets and cash from operations.

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



 Safe Harbor Statement Under The Private Securities Litigation Reform Act of
                                      1995

     The statements contained in this discussion that are not historical facts are forward-looking statements subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Whenever possible, the Company has identified these forward-looking statements by words such as "anticipating," "believes," "estimates," "expects," and similar expressions. The Company cautions readers of this discussion that a number of important factors could cause the Company's actual consolidated results for 1998 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These important factors include, without limitation, changes in demand for automobiles and light trucks, relationships with significant customers, price pressures, the timing and structure of future acquisitions or dispositions including the restructuring program announced during the fourth quarter of 1997, impact of environmental regulations, the year 2000 computer issue, continued availability of adequate funding sources, currency and other risks inherent in international sales, and general economic and business conditions. These important factors and other factors which could affect the Company's results are more fully disclosed in the Company's filings with the Securities and Exchange Commission. Readers of this discussion are referred to such filings. The Company assumes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                               WALBRO CORPORATION
                                    (Registrant)


Dated:  May 13, 1998           /s/ Frank E. Bauchiero
                               ------------------------------------
                               Frank E. Bauchiero,  President
                               and Chief Executive Officer



Dated:  May 13, 1998           /s/Michael A. Shope
                               ------------------------------------
                               Michael A. Shope
                               Chief Financial Officer and Treasurer

                                Exhibit Index


Exhibit Number          Description
-------------           -----------
27.1                    Financial Data Schedule