Form 10-Q
period 1998-06-30
WALBRO CORP
filed 1998-08-14
CIK 104174

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For The Quarterly Period ended June 30, 1998
                          Commission File Number 0-6955


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

                              Yes __X__ No_____

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 12, 1998


                     Common Stock (one class): 8,688,294

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

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                                 6/30/98           12/31/97
                                                            ----------------  ----------------
ASSETS                                                         (Unaudited)
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                 $         14,166  $         13,539
  ACCOUNTS RECEIVABLE, NET                                           156,021           144,985
  INVENTORIES, NET                                                    52,561            56,207
  OTHER CURRENT ASSETS                                                30,523            25,924
                                                            ----------------  ----------------

    TOTAL CURRENT ASSETS                                             253,271           240,655

PROPERTY, PLANT & EQUIPMENT:
  LAND, BUILDINGS & IMPROVEMENTS                                      90,449            95,329
  MACHINERY & EQUIPMENT                                              288,284           297,032
                                                            ----------------  ----------------
    SUBTOTAL                                                         378,733           392,361
  LESS: ACCUMULATED DEPRECIATION                                    (116,554)         (116,991)
                                                            ----------------  ----------------

    NET PROPERTY, PLANT & EQUIPMENT                                  262,179           275,370

OTHER ASSETS:
  GOODWILL, NET                                                       32,294            32,803
  JOINT VENTURES, INVESTMENTS & OTHER                                 61,950            61,765
                                                            ----------------  ----------------

    TOTAL OTHER ASSETS                                                94,244            94,568
                                                            ----------------  ----------------

    TOTAL ASSETS                                            $        609,694  $        610,593
                                                            ================  ================

The accompanying notes are an integral part of these consolidated balance sheets.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                                6/30/98          12/31/97
                                                                           ---------------   ---------------
LIABILITIES                                                                   (Unaudited)
CURRENT LIABILITIES:
  CURRENT PORTION LONG-TERM DEBT                                           $           780   $        13,960
  NOTES PAYABLE-BANKS                                                               22,061            26,204
  ACCOUNTS PAYABLE                                                                  78,404            84,209
  ACCRUED LIABILITIES                                                               45,951            41,009
                                                                           ---------------   ---------------

    TOTAL CURRENT LIABILITIES                                                      147,196           165,382

LONG-TERM LIABILITIES:
  LONG-TERM DEBT, NET OF CURRENT                                                   308,424           291,393
  OTHER LONG-TERM LIABILITIES                                                       15,877            14,952
                                                                           ---------------   ---------------

    TOTAL LONG-TERM LIABILITIES                                                    324,301           306,345

COMPANY-OBLIGATED MANDATORILY REDEEMABLE CON-
  VERTIBLE PREFERRED SECURITIES OF WALBRO CAPITAL
  TRUST HOLDING SOLELY CONVERTIBLE DEBENTURES                                       69,000            69,000

STOCKHOLDERS' EQUITY
COMMON STOCK, $.50 PAR VALUE;                                                        4,344             4,341
  AUTHORIZED 25,000,000;
  OUTSTANDING 8,687,226 IN 1998 AND
  8,682,595 IN 1997
PAID-IN CAPITAL                                                                     66,194            66,151
RETAINED EARNINGS                                                                   34,606            33,938
ACCUMULATED OTHER COMPREHENSIVE INCOME                                             (35,947)          (34,564)
                                                                           ---------------   ---------------

    TOTAL STOCKHOLDERS' EQUITY                                                      69,197            69,866
                                                                           ---------------   ---------------


    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                               $       609,694   $       610,593
                                                                           ===============   ===============


The accompanying notes are an integral part of these consolidated balance sheets.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                           06/30/98          06/30/97    06/30/98       06/30/97
                                         -----------    -----------    -----------    -----------
                                                 (Unaudited)                    (Unaudited)
NET SALES                                $   168,136    $   153,842    $   337,428    $   307,861

COST OF SALES & EXPENSES:
   COST OF SALES                             139,369        131,437        283,427        261,258
   SELLING AND ADMINISTRATIVE EXPENSES        12,641         12,538         25,592         24,658
   RESEARCH & DEVELOPMENT EXPENSES             5,120          3,874          9,127          7,224
                                         -----------    -----------    -----------    -----------

OPERATING INCOME                              11,006          5,993         19,282         14,721

OTHER EXPENSE (INCOME):
   INTEREST EXPENSE, NET                       7,470          5,937         14,973         11,829
   ROYALTY INCOME, NET                          (164)        (1,233)        (1,115)        (2,312)
   OTHER (INCOME) EXPENSE                       (423)           269           (940)           259
                                         -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES,
 MINORITY INTEREST, AND JOINT VENTURES         4,123          1,020          6,364          4,945

PROVISION FOR INCOME TAXES                    (1,175)          (113)        (1,927)        (1,493)
MINORITY INTEREST                             (1,410)        (1,413)        (2,801)        (2,397)
EQUITY IN INCOME OF JOINT VENTURES                30          1,690            504          2,491
                                         -----------    -----------    -----------    -----------

INCOME BEFORE EXTRAORDINARY ITEM               1,568          1,184          2,140          3,546

EXTRAORDINARY ITEM, NET OF TAX                (1,473)          --           (1,473)          --
                                         -----------    -----------    -----------    -----------

NET INCOME                               $        95    $     1,184    $       667    $     3,546
                                         ===========    ===========    ===========    ===========


BASIC INCOME PER SHARE BEFORE
 EXTRAORDINARY ITEM                      $      0.18    $      0.14    $      0.25    $      0.41
EXTRAORDINARY ITEM PER SHARE                   (0.17)          --            (0.17)          --
                                         -----------    -----------    -----------    -----------

BASIC NET INCOME PER SHARE               $      0.01    $      0.14    $      0.08    $      0.41
                                         ===========    ===========    ===========    ===========

DILUTED NET INCOME PER SHARE             $      0.01    $      0.14    $      0.08    $      0.41
                                         ===========    ===========    ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING        8,685,590      8,655,313      8,684,104      8,654,032

DILUTIVE OPTIONS ISSUED TO EXECUTIVES          1,686         13,951          2,269         11,850
                                         -----------    -----------    -----------    -----------

DILUTED SHARES OUTSTANDING                 8,687,276      8,669,264      8,686,373      8,665,882
                                         ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated statements.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


(In thousands)                                          SIX MONTHS ENDED
                                                    06/30/98      06/30/97
                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:                     (Unaudited)
  NET INCOME                                        $     667    $   3,546
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY (USED IN)OPERATING ACTIVITIES:
    DEPRECIATION & AMORTIZATION                        19,141       16,645
    (GAIN) LOSS ON DISPOSITION OF ASSETS                 (581)       1,854
    MINORITY INTEREST                                  (1,021)         128
    (INCOME) OF JOINT VENTURES                           (504)      (2,491)
    CHANGES IN ASSETS AND LIABILITIES:
      DEFERRED INCOME TAXES                              (772)        (655)
      PENSION OBLIGATIONS & OTHER                         840         (497)
      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES         15,755      (11,366)
      ACCOUNTS RECEIVABLE, NET                        (19,312)     (11,688)
      INVENTORIES                                       3,679         (424)
      PREPAID EXPENSES AND OTHER                       (9,000)        (996)
                                                    ---------    ---------
      TOTAL ADJUSTMENTS                                 8,225       (9,490)
                                                    ---------    ---------
  NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                                8,892       (5,944)

CASH FLOWS FROM INVESTING ACTIVITIES:
  PURCHASE OF FIXED ASSETS                            (17,773)     (35,842)
  PURCHASE OF OTHER ASSETS                                101         (743)
  INVESTMENT IN JOINT VENTURES & OTHER                  1,974          144
  PROCEEDS FROM DISPOSAL OF ASSETS                      9,629        1,072
                                                    ---------    ---------
    NET CASH USED IN INVESTING ACTIVITIES              (6,069)     (35,369)

CASH FLOWS FROM FINANCING ACTIVITIES:
  BORROWINGS UNDER LINES-OF-CREDIT                    100,774       81,674
  REPAYMENTS UNDER LINES-OF-CREDIT                    (48,235)    (101,462)
  DEBT REPAYMENTS                                     (52,054)        (340)
  PROCEEDS FROM ISSUANCE OF STOCK
   & OPTIONS                                               45       69,137
  FINANCING FEES PAID                                  (1,976)      (3,320)
  CASH DIVIDENDS PAID                                    (868)      (1,731)
                                                    ---------    ---------
    NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                             (2,314)      43,958

  EFFECT OF EXCHANGE RATE CHANGES ON CASH                 118       (3,550)
                                                    ---------    ---------

  NET INCREASE (DECREASE) IN CASH                         627         (905)
  CASH AND CASH EQUIVALENTS BEGINNING BALANCE          13,539       18,213
                                                    ---------    ---------

  CASH AND CASH EQUIVALENTS ENDING BALANCE          $  14,166    $  17,308
                                                    =========    =========

The accompanying notes are an integral part of these consolidated statements.

                       WALBRO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  NEW CREDIT FACILITY

         In May,1998 the Company completed a new $150 million line of credit, consisting of a $125 million revolving line of credit (Revolving Credit Facility) and a $25 million capital expenditure facility (Capital Expenditure Facility).

         Under the terms of the Agreement, for the first year of the transaction, the Revolving Credit Facility will bear interest at either the London Interbank Offered Rate (LIBOR), plus 2.25% or at the Prime Rate, plus 0.25%. Availability under the Revolving Credit Facility is subject to a borrowing base, consisting of 85% of eligible accounts receivable of the Company and certain of its subsidiaries, 60% of certain raw materials and finished goods inventory and 70% of commodity raw material resin inventory, less customary reserves. In addition, the Revolving Credit Facility provides for a $25 million sub-facility for the issuance of letters of credit. The Capital Expenditure Facility initially bears interest at the rate equal to the prime rate, plus 0.50% or LIBOR, plus 2.50%. Amounts drawn under the Capital Expenditure Facility are repayable in 20 equal quarterly principal installments, beginning one quarter after such draw.

         Each of the Revolving Credit Facility and the Capital Expenditure Facility (collectively, the New Credit Facility) is available for a period of five years after closing. If the Revolving Credit Facility is terminated by the Company during the first three years, certain pre-payment fees may be applicable.

         The New Credit Facility contains numerous covenants, including financial covenants such as a fixed charge ratio and a senior secured funded indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, and restrictions on additional indebtedness, liens, capital expenditures, mergers and sales of assets, and events of default. Obligations outstanding under the Revolving Credit Facility will be secured by accounts receivable, inventory and general intangibles of the Company and certain subsidiaries, and also will be secured by a pledge of the stock of certain of the material domestic subsidiaries of the Company and 65% of the stock of the material foreign subsidiaries of the Company. Each advance under the Capital Expenditure Facility will be secured by the item of equipment purchased with the proceeds of such advance. The collateral for the Capital Expenditure Facility will not constitute collateral for the Revolving Credit Facility. In addition, certain of the subsidiaries of the Company will provide guarantees of the obligations under the New Credit Facility. Proceeds of the New Credit Facility were initially used to pay off $30 million under the existing credit facility; to pay off the Purchase Money Loan Agreement; to pay off the $45 million Senior Notes due 2004, including an early retirement premium of $2.0 million. In addition, the remaining facility will be used to finance capital expenditures and to meet working capital needs.

                       WALBRO CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (con't)

agreement, to refinance the Senior Notes due 2004 including an early retirement premium of approximately $2.0 million, for capital expenditures and for general working capital purposes.

(2)  INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories include raw material and component parts, work-in-process and finished products. Work-in-process and finished products inventories include material, labor and manufacturing overhead costs.

         Inventories are comprised of the following:

                               June 30,         December 31,
                                1998               1997
                               -------           -------
                                    (in thousands)

Raw materials and components   $28,068           $30,857
Work-in-process                  6,186             6,545
Finished products               18,307            18,805
                               -------           -------
                               $52,561           $56,207
                               -------           -------

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

                        WALBRO CORPORATION & SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                            Six Months Ended
                                          06/30/98    06/30/97
                                          --------    --------
                                             (in thousands)

Net income                                $    667    $  3,546
                                          --------    --------
Foreign currency translation                (1,462)    (16,621)
Unrealized gains (losses) on securities        (59)       (113)
Deferred compensation                          138         413
                                          --------    --------
Other comprehensive income (loss)           (1,383)    (16,321)
                                          --------    --------
Comprehensive income (loss)               $   (716)   $(12,775)
                                          ========    ========



(4)  LIGONIER DISPOSITION

         In June 1998, the Company sold its steel fuel rail manufacturing plant in Ligonier, Indiana to a Michigan-based investment group.

                       WALBRO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS


                                                                                              as of June 30, 1998
                                                        ----------------------------------------------------------------------------
                                                                                           Walbro
                                                                                        Corporation     Consolidation
                                                          Guarantor      Nonguarantor    (Parent       and Elimination Consolidated
                                                        Subsidiaries    Subsidiaries    Corporation)      Entries          Total
                                                        -------------  ---------------  ---------------  --------------  -----------
                                                                               (in thousands, except share data)
ASSETS
CURRENT ASSETS
    Cash and Cash Equivalents                             $  (3,834)      $  13,232       $   4,768       $    --         $  14,166
    Accounts receivable, net                                 74,127          42,659          39,235                         156,021
    Accounts receivable, intercompany                      (123,371)          6,449         137,185         (20,263)           --
    Inventories, net                                         18,430          33,272             859                          52,561
    Prepaid expenses and other                               14,938           4,331           1,403            --            20,672
    Deferred and refundable income taxes                        482           1,585           7,784            --             9,851
                                                          ---------       ---------       ---------       ---------       ---------
       Total current assets                                 (19,228)        101,528         191,234         (20,263)        253,271
                                                          ---------       ---------       ---------       ---------       ---------
PLANT AND EQUIPMENT, NET                                    120,235         137,101           4,735             108         262,179
                                                          ---------       ---------       ---------       ---------       ---------
OTHER ASSETS:
    Funds held for construction                                --              --              --              --              --
    Joint ventures                                           10,448          16,058            --              --            26,506
    Investments                                             126,585          24,344          59,597        (208,051)          2,475
    Goodwill, net                                            14,114          11,163          (1,524)          8,541          32,294
    Notes receivable                                           --             7,667            --            (7,667)           --
    Deferred income taxes                                      --             4,118           4,178            --             8,296
    Other                                                     8,673           3,025          12,975            --            24,673
                                                          ---------       ---------       ---------       ---------       ---------
       Total other assets                                   159,820          66,375          75,226        (207,177)         94,244
                                                          ---------       ---------       ---------       ---------       ---------
    Total assets                                          $ 260,827       $ 305,004       $ 271,195       $(227,332)      $ 609,694
                                                          =========       =========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                     $     726       $      54       $    --         $    --         $     780
    Bank and other borrowings                                  --            22,061            --              --            22,061
    Accounts payable                                         19,369          55,150           3,885            --            78,404
    Accrued liabilities                                      10,409          36,813          16,275         (18,466)         45,031
    Dividends payable                                          --               920            --              --               920
                                                          ---------       ---------       ---------       ---------       ---------
       Total current liabilities                             30,504         114,998          20,160         (18,466)        147,196
                                                          ---------       ---------       ---------       ---------       ---------
LONG-TERM LIABILITIES
    Long-term debt, less current portion                    164,266          10,969         174,380         (41,191)        308,424
    Pension obligations                                       2,818           2,581           7,489            --            12,888
    Deferred income taxes                                      --             2,040             (31)           --             2,009
    Minority interest                                          --               980            --              --               980
                                                          ---------       ---------       ---------       ---------       ---------
       Total long-term liabilities                          167,084          16,570         181,838         (41,191)        324,301
                                                          ---------       ---------       ---------       ---------       ---------
REDEEMABLE PREFERRED STOCK                                     --            69,000            --              --            69,000
STOCKHOLDERS' EQUITY
    Common stock, $.50 par value;
       authorized 25,000,000; outstanding
       8,687,226 in 1998; 8,682,595 in 1997                    --            25,667           4,344         (25,667)          4,344
    Paid-in capital                                            --            72,725          66,194         (72,725)         66,194
    Retained earnings                                        65,736          31,795          34,606         (97,531)         34,606
    Deferred compensation                                      --                              (241)           --              (241)
    Minimum pension liability adjustment                       --              --              --              --              --
    Unrealized gain on securities available for sale           --              --                 9            --                 9
    Cumulative translation adjustments                       (2,497)        (25,751)        (35,715)         28,248         (35,715)
                                                          ---------       ---------       ---------       ---------       ---------
       Total stockholders' equity                            63,239         104,436          69,197        (167,675)         69,197
                                                          ---------       ---------       ---------       ---------       ---------
       Total liabilities and stockholders' equity         $ 260,827       $ 305,004       $ 271,195       $(227,332)      $ 609,694
                                                          =========       =========       =========       =========       =========

                        WALBRO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                                                                   as of December 31, 1997
                                                       -----------------------------------------------------------------------------
                                                                                          Walbro
                                                                                        Corporation     Consolidation
                                                          Guarantor     Nonguarantor     (Parent        and Elimination Consolidated
                                                         Subsidiaries   Subsidiaries     Corporation)      Entries          Total
                                                       --------------  --------------  ----------------- --------------- -----------
                                                                              (in thousands, except share data)
ASSETS
CURRENT ASSETS
    Cash and Cash Equivalents                             $    (744)      $  13,431       $     852       $    --         $  13,539
    Accounts receivable, net                                 80,936          63,194             855                         144,985
    Accounts receivable, intercompany                      (144,222)        (37,755)        171,052          10,925            --
    Inventories, net                                         26,086          29,012           1,109                          56,207
    Prepaid expenses and other                                5,988           9,549           1,868            --            17,405
    Deferred and refundable income taxes                        470           1,253           6,796            --             8,519
                                                          ---------       ---------       ---------       ---------       ---------
       Total current assets                                 (31,486)         78,684         182,532          10,925         240,655
                                                          ---------       ---------       ---------       ---------       ---------
PLANT AND EQUIPMENT, NET                                    123,635         144,423           7,204             108         275,370
                                                          ---------       ---------       ---------       ---------       ---------
OTHER ASSETS:
    Funds held for construction                                --              --              --              --              --
    Joint ventures                                           10,739          15,942            --              --            26,681
    Investments                                             117,720          24,433          50,959        (189,851)          3,261
    Goodwill, net                                            14,342          11,444          (1,524)          8,541          32,803
    Notes receivable                                           --             6,499         196,198        (202,571)            126
    Deferred income taxes                                      --             4,001           4,178            --             8,179
    Other                                                     9,045           2,860          11,613            --            23,518
                                                          ---------       ---------       ---------       ---------       ---------
       Total other assets                                   151,846          65,179         261,424        (383,881)         94,568
                                                          ---------       ---------       ---------       ---------       ---------
    Total assets                                          $ 243,995       $ 288,286       $ 451,160       $(372,848)      $ 610,593
                                                          =========       =========       =========       =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                     $   7,026       $      76       $   6,858       $    --         $  13,960
    Bank and other borrowings                                  --            26,204            --              --            26,204
    Accounts payable                                         21,540          55,730           6,939            --            84,209
    Accrued liabilities                                       1,103          18,699          20,127            (708)         39,221
    Dividends payable                                          --               920             868            --             1,788
                                                          ---------       ---------       ---------       ---------       ---------
       Total current liabilities                             29,669         101,629          34,792            (708)        165,382
                                                          ---------       ---------       ---------       ---------       ---------
LONG-TERM LIABILITIES
    Long-term debt, less current portion                    164,581          11,818         339,809        (224,815)        291,393
    Pension obligations                                       2,505           2,625           6,693            --            11,823
    Deferred income taxes                                      --             2,077            --              --             2,077
    Minority interest                                          --             1,052            --              --             1,052
                                                          ---------       ---------       ---------       ---------       ---------
       Total long-term liabilities                          167,086          17,572         346,502        (224,815)        306,345
                                                          ---------       ---------       ---------       ---------       ---------
REDEEMABLE PREFERRED STOCK                                     --            69,000            --              --            69,000
STOCKHOLDERS' EQUITY
    Common stock, $.50 par value;
       authorized 25,000,000; outstanding
       8,687,226 in 1998; 8,682,595 in 1997                    --            23,935           4,341         (23,935)          4,341
    Paid-in capital                                            --            72,819          66,151         (72,819)         66,151
    Retained earnings                                        49,827          28,747          33,938         (78,574)         33,938
    Deferred compensation                                      --              --              (379)           --              (379)
    Minimum pension liability adjustment                       --              --              --              --              --
    Unrealized gain on securities available for sale           --              --                68            --                68
    Cumulative translation adjustments                       (2,587)        (25,416)        (34,253)         28,003         (34,253)
                                                          ---------       ---------       ---------       ---------       ---------
       Total stockholders' equity                            47,240         100,085          69,866        (147,325)         69,866
                                                          ---------       ---------       ---------       ---------       ---------
       Total liabilities and stockholders' equity         $ 243,995       $ 288,286       $ 451,160       $(372,848)      $ 610,593
                                                          =========       =========       =========       =========       =========

                        WALBRO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS


                                                                                 Six Months Ended June 30, 1998
                                                        ----------------------------------------------------------------------------
                                                                                        Walbro
                                                                                      Corporation     Consolidation
                                                       Guarantor      Nonguarantor      (Parent      and Elimination  Consolidated
                                                      Subsidiaries    Subsidiaries    Corporation)       Entries         Total
                                                      ------------    ------------    ------------       -------         -----
                                                                                (in thousands, except share data)
NET SALES                                              $ 181,781       $ 168,706       $   1,225       $ (14,284)      $ 337,428
COSTS AND EXPENSES:
    Cost of sales                                        151,556         144,931           1,224         (14,284)        283,427
    Selling, administration & other expenses              15,028          13,759           5,932                          34,719
                                                       ---------       ---------       ---------       ---------       ---------
OPERATING INCOME (LOSS)                                   15,197          10,016          (5,931)           --            19,282
OTHER EXPENSE (INCOME):
    Interest expense, net                                  5,301           1,124           8,548            --            14,973
    Royalty income, net                                   (1,375)            260            --              --            (1,115)
    Foreign currency exchange loss(gain)                      (5)            (54)              1            --               (58)
    Other                                                      5              49            (936)           --              (882)
                                                       ---------       ---------       ---------       ---------       ---------
    Income before provision for income taxes,
       minority interest, equity in (income) loss
       of joint ventures and subsidiaries                 11,271           8,637         (13,544)           --             6,364
    Provision for income taxes                            (2,469)         (3,847)          4,389            --            (1,927)
    Minority Interest                                        --           (2,801)           --              --            (2,801)
    Equity in income (loss) of joint ventures                (68)            572            --              --               504
    Equity in income (loss) of subsidiaries                3,123            --            11,295         (14,418)           --
                                                       ---------       ---------       ---------       ---------       ---------
    Net Income Before Extraordinary Item               $  11,857       $   2,561       $   2,140       $ (14,418)      $   2,140
                                                       =========       =========       =========       =========       =========
    Extraordinary Item                                                                 $  (1,473)                         (1,473)
                                                       ---------       ---------       ---------       ---------       ---------
    Net Income                                         $  11,857       $   2,561       $     667       $ (14,418)      $     667
                                                       =========       =========       =========       =========       =========


                        WALBRO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                                                              Six Months Ended June 30, 1997
                                                       -----------------------------------------------------------------------------
                                                                                       Walbro
                                                                                     Corporation      Consolidation
                                                       Guarantor     Nonguarantor     (Parent       and Elimination   Consolidated
                                                      Subsidiaries   Subsidiaries    Corporation)         Entries         Total
                                                       ------------  -------------  --------------  -----------------  -------------
                                                                            (in thousands, except share data)
NET SALES                                              $ 166,548       $ 152,764       $     653       $ (12,104)      $ 307,861
COSTS AND EXPENSES:
    Cost of sales                                        139,499         133,362             501         (12,104)        261,258
    Selling, administration & other expenses              17,080          10,193           4,609            --            31,882
                                                       ---------       ---------       ---------       ---------       ---------
OPERATING INCOME (LOSS)                                    9,969           9,209          (4,457)           --            14,721
OTHER EXPENSE (INCOME):
    Interest expense, net                                  5,997           1,051           4,781            --            11,829
    Royalty income, net                                   (2,174)           (138)                           --            (2,312)
    Foreign currency exchange loss(gain)                      30             128              29            --               187
    Other                                                     34              25              13            --                72
                                                       ---------       ---------       ---------       ---------       ---------
    Income before provision for income taxes,
       minority interest, equity in (income) loss
       of joint ventures and subsidiaries                  6,082           8,143          (9,280)           --             4,945
    Provision for income taxes                            (2,150)         (2,692)          3,349            --            (1,493)
    Minority Interest                                       --            (2,397)           --              --            (2,397)
    Equity in income (loss) of joint ventures                952           1,539            --              --             2,491
    Equity in income (loss) of subsidiaries                4,797             160           9,477         (14,434)           --
                                                       ---------       ---------       ---------       ---------       ---------

    Net Income Before Extraordinary Item               $   9,681       $   4,753       $   3,546       $ (14,434)      $   3,546
                                                       =========       =========       =========       =========       =========
    Extraordinary Item
    Net Income                                         $   9,681       $   4,753       $   3,546       $ (14,434)      $   3,546
                                                       =========       =========       =========       =========       =========

                        WALBRO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS


                                                                                  Six Months Ended June 30, 1998
                                                        ----------------------------------------------------------------------------
                                                                                           Walbro
                                                                                         Corporation    Consolidation
                                                           Guarantor     Nonguarantor      (Parent     and Elimination  Consolidated
                                                         Subsidiaries    Subsidiaries   Corporation)       Entries         Total
                                                         ------------    ------------   ------------       -------         -----
                                                                               (in thousands, except share data)

Net cash provided by (used in) operating activities       $  7,924        $ 12,865        $(11,897)       $   --         $  8,892
                                                          --------        --------        --------        --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of plant and equipment                         (6,316)        (11,438)            (19)           --          (17,773)
    Acquisitions, net of cash acquired                        --              --              --              --             --
    Purchase of other assets                                   699            (551)            (47)           --              101
    Investment in joint ventures and other                  (4,397)          3,250           3,121            --            1,974
    Proceeds/(payments) of intercompany note rec.             --              --              --              --             --
    Proceeds from disposal of assets                         5,688              78           3,863            --            9,629
                                                          --------        --------        --------        --------       --------
Net cash provided by(used in) investing activities          (4,326)         (8,661)          6,918            --           (6,069)
                                                          --------        --------        --------        --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) under revolving
       line-of-credit agreements                                            (4,563)         57,102            --           52,539
    Debt repayments                                         (6,615)            (31)        (45,408)           --          (52,054)
    Proceeds from issuance of long-term debt                  --              --              --              --             --
    Proceeds from issuance of stock
       and options                                            --              --                45            --               45
    Financing fees paid                                       --              --            (1,976)           --           (1,976)
    Cash dividends paid                                       --              --              (868)           --             (868)
                                                          --------        --------        --------        --------       --------
Net cash provided by(used in) financing activities          (6,615)         (4,594)          8,895            --           (2,314)
                                                          --------        --------        --------        --------       --------
EFFECT OF EXCHANGE RATE CHANGES ON
    CASH                                                       (73)            191            --              --              118
                                                          --------        --------        --------        --------       --------
NET INCREASE (DECREASE) IN CASH                             (3,090)           (199)          3,916            --              627
CASH AND CASH EQUIV. AT BEGIN OF YEAR                         (744)         13,431             852            --           13,539
                                                          --------        --------        --------        --------       --------
CASH AND CASH EQUIV. AT END OF PERIOD                     $ (3,834)       $ 13,232        $  4,768        $   --         $ 14,166
                                                          ========        ========        ========        ========       ========
                                                              --              --              --

                        WALBRO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS




                                                                                        Six Months Ended June 30, 1997
                                                       -----------------------------------------------------------------------------
                                                                                          Walbro
                                                                                        Corporation    Consolidation
                                                           Guarantor    Nonguarantor     (Parent       and Elimination  Consolidated
                                                          Subsidiaries  Subsidiaries    Corporation)     Entries          Total
                                                          ------------  ------------    ------------     -------          -----
                                                                        (in thousands, except share data)
Net cash provided by (used in) operating activities        $ 30,411      $  7,453         $(43,808)        $--        $ (5,944)
                                                           --------      --------         --------         ---        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of plant and equipment                         (21,284)      (14,654)              96          --         (35,842)
    Acquisitions, net of cash acquired                         --            --               --            --            --
    Purchase of other assets                                   (872)           35               94          --            (743)
    Investment in joint ventures and other                   (7,904)        3,090            4,958          --             144
    Proceeds/(payments) of intercompany note rec.              --            --               --            --            --
    Proceeds from disposal of assets                             12           272              788          --           1,072
                                                           --------      --------         --------         ---        --------
Net cash provided by(used in) investing activities          (30,048)      (11,257)           5,936          --         (35,369)
                                                           --------      --------         --------         ---        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) under revolving
       line-of-credit agreements                               --           5,675          (25,463)         --         (19,788)
    Debt repayments                                            (293)          (47)            --            --            (340)
    Proceeds from issuance of long-term debt                   --         (69,000)          69,000          --            --
    Proceeds from issuance of stock
       and options                                             --          69,000              137          --          69,137
    Financing fees paid                                        --            --             (3,320)         --          (3,320)
    Cash dividends paid                                        --            --             (1,731)         --          (1,731)
                                                           --------      --------         --------         ---        --------
Net cash provided by(used in) financing activities             (293)        5,628           38,623          --          43,958
                                                           --------      --------         --------         ---        --------
EFFECT OF EXCHANGE RATE CHANGES ON
    CASH                                                       --          (2,690)            (860)         --          (3,550)
                                                           --------      --------         --------         ---        --------
NET INCREASE (DECREASE) IN CASH                                  70          (866)            (109)         --            (905)
CASH AND CASH EQUIV. AT BEGIN OF YEAR                           299        17,779              135          --          18,213
                                                           --------      --------         --------         ---        --------
CASH AND CASH EQUIV. AT END OF PERIOD                      $    369      $ 16,913         $     26         $--        $ 17,308
                                                           ========      ========         ========         ===        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            Results of Operations


THREE MONTHS ENDED JUNE 30, 1998 vs. THREE MONTHS ENDED JUNE 30, 1997

         Net sales in the second quarter of 1998 increased 9.3% to $168.1 million compared to $153.8 million for the same period of 1997. Sales of automotive products increased 7.7% to $120.2 million for the second quarter of 1998 compared to $111.6 million for the same period of 1997. Sales of small engine products increased 11.0% to $36.3 million for the second quarter of 1998 compared to $32.7 million for the same period of 1997. Sales of aftermarket products increased 3.7% to $8.4 million for the second quarter of 1998 compared to $8.1 million for the second quarter of 1997.

         Sales of automotive products increased in the second quarter of 1998 primarily because of higher plastic fuel tank sales in the U.S., which were up by $16.5 million. 1998 second quarter operations were impacted by a strike at General Motors that affected three weeks of the quarter, reducing sales by approximately $3.0 million and operating earnings by about $0.5 million. The strike will have a similar or slightly larger impact on operations in the third quarter of 1998. The second quarter of 1997 was also affected by a strike at Chrysler Corporation that reduced sales by $4.0 million and operating earnings by $1.0 million.

         U.S. automotive product sales in the 1998 quarter also included $3.3 million (compared to $8.1 million in the 1997 quarter) from the Company's steel fuel rail plant in Ligonier, Indiana which was divested in June, 1998. Management expects the sale of the Ligonier plant to reduce sales by approximately $25 million and increase operating earnings by $3.0 million on a full year basis. Sales of automotive products in Europe for the second quarter of 1998 decreased by 10.3% because of foreign currency exchange rates and lower volume in Norway and Spain.

         Sales of small engine products increased as a result of strong volume growth. The largest increases in sales came from ignition system sales of 28.3% and increased sales of carburetors in the People's Republic of China by 37.8%. Sales of small engine products in Japan decreased by 4.1% due to exchange rates. On a volume basis, sales in Japan increased approximately 10%.

         Sales to the aftermarket increased 3.7% to $8.4 million for the second quarter of 1998 compared to $8.1 million for the same period of 1997 due to higher sales of carburetors to aftermarket customers.

         Cost of sales for the second quarter of 1998 increased 6.1% to $139.4 million compared to $131.4 million for the same period of 1997. Cost of sales as a percent of net sales was 82.9% for the second quarter of 1998 compared to 85.4% for the same 1997 period resulting in a gross margin improvement of 2.5 percentage points from 14.6% in 1997 to 17.1% in 1998. Automotive products gross margin improvement resulted in general from the cost reduction programs initiated in 1998, and additionally from higher volume of fuel pumps and fuel modules in the U.S., lower start-up costs in Ossian, Indiana, lower warranty costs and higher volume of plastic fuel tank systems in the U.S. Gross margin in Europe increased by 1.4 percentage points to 12.5% as the result of cost saving initiatives and improved efficiency. The small engine products gross margin improvement of 3.7 percentage points resulted from higher volume and the impact of exchange rates for products manufactured in Asia, but sold in Europe and the U.S.

           Selling and administrative ("S & A") expenses increased 0.8% for the second quarter of 1998 compared to the second quarter of 1997. S & A expenses as a percent of net sales were 7.5% for the second quarter of 1998 compared to 8.2% for the same period of 1997.

         Research and development ("R & D") expenses increased 32.2% for the second quarter of 1998. The increase was due to the new European systems center in Germany and higher new program costs in Europe.

         Interest expense increased 37.4% for the second quarter of 1998 compared to the same period in 1997 because of higher borrowings for additional working capital, for capital expenditures and a higher interest rate on the $100 million of Senior Notes due 2007 that were issued in December 1997 to refinance bank borrowings.

         Royalty income decreased to $0.2 million in the second quarter of 1998 due to weaker foreign economies and the stronger US dollar.

         Other income/expense was $0.4 million of income for the second quarter of 1998 compared to $0.3 million of expense for the second quarter of 1997. The change reflects gains on sales of assets.

         Provision for income taxes was $1.1 million higher for the second quarter of 1998 compared to the same period of 1997 primarily due to higher taxable income.

         The equity in income from joint ventures in the second quarter of 1998 was $30,000 versus the comparable period income of $1.7 million in 1997, because of lower profitability at the joint ventures due to weaker foreign economies; the stronger U.S. dollar; and start-up costs of the Company's new VITEC joint venture in Detroit, Michigan.

         Extraordinary item of $1.5 million for the second quarter of 1998 reflects costs associated with the early extinguishment of long-term debt, net of tax.

         Net income for the second quarter of 1998 was $0.1 million compared to $1.2 million for the same period last year, as a result of the reasons described above. Net income per share for the second quarter or 1998 was $.01 compared with $.14 for the same 1997 period.

SIX MONTHS ENDED JUNE 30, 1998 vs. SIX MONTHS ENDED JUNE 30, 1997

         Net sales for the first six months of 1998 increased 9.6% to $337.4 million compared to $307.9 million for the same period of 1997. Sales of automotive products increased 9.3% to $246.2 million for the 1998 six-month period compared to $225.3 million for the same 1997 period. The increased automotive product sales were primarily the result of higher volume in the U.S.

         Sales of small engine products increased 11.8% to $71.8 million for the first six months of 1998 compared to $64.2 million for the same period of 1997. The increased small engine product sales were the result of increased sales of ignition systems products and carburetors in China mostly offset by declines in diaphragm carburetors in the U.S. for the reasons stated above.

         Sales to the aftermarket increased 8.1% to $16.1 million for the first six months of 1998 compared to $14.9 million for the same period of 1997. Sales increased because of higher carburetor and automotive product sales to aftermarket customers.

         Cost of sales for the first six months of 1998 increased 8.5% to $283.4 million compared to $261.3 million for the same period of 1997. Cost of sales as a percent of net sales was 84.0% for the first six months of 1998 compared to 84.8% for the same period of 1997. The lower cost of sales for the first six months of 1998 was due to the same reasons stated above as a percentage of sales for the second quarter of 1998.

         S & A expenses increased by 3.8% for the first six months of 1998 compared to the same period of 1997. The increase is mainly due to higher personnel related costs. S & A expenses as a percent of net sales were 7.6% for the first six months of 1998 compared to 8.0% for the same period of 1997.

         R & D expenses increased by 26.3% for the first six months of 1998 compared to the same period of 1997. The increase was due to the same reasons stated above for the second quarter of 1998.

         Interest expense increased 26.6% for the first six months of 1998 compared to the same period in 1997 due to the same reasons stated above for the second quarter of 1998.

         Royalty income decreased to $1.1 million in the second quarter of 1998 due to weaker foreign economies and the stronger US dollar.

         Other income/expense was $0.9 million of income for the first six months of 1998 compared to $0.3 million of expense for the same period of 1997. The changes reflect gains on sales of assets in 1998 compared to losses in the second quarter of 1997.

         The provision for income taxes was 29.1% higher for the first six months of 1998 compared to the same period of 1997 because of higher taxable income.

         The equity in income of joint ventures was $0.5 million for the first six months of 1998 compared to $2.5 million for the same period of 1997 because of the same reasons stated above for the second quarter of 1998.

         Extraordinary item of $1.5 million for the second quarter of 1998 reflects costs associated with early extinguishment of long-term debt, net of tax.

         Net income for the first six months of 1998 was $0.7 million, a decrease of 83% compared to net income of $3.5 million for the same period of 1997. The decrease was due to the reasons described above. Net income per share after extraordinary item was $0.08 for the first six months of 1998 compared to $0.41 for the first six months of 1997.

                        Foreign Currency Transactions


        Approximately 48% of the Company's sales during the second quarter of 1998 were derived from international manufacturing operations in Europe, Asia, South America and Mexico. The financial position and the results of operations of the Company's subsidiaries in Europe (29% of sales), Japan (5% of sales), South America (2% of sales) and China (1% of sales) were measured in local currency of the countries in which they operated and translated into U.S. dollars.

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

        Approximately 45% of the Company's assets at June 30, 1998, were based in its foreign operations and these assets are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company's consolidated stockholders' equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar. In addition, the Company has equity investments in unconsolidated joint ventures in Argentina, Brazil, France, Japan, Korea and Mexico. The Company's reported income from these joint ventures will be higher or lower depending upon a weakening or strengthening of the U.S. dollar.

        The Company's strategy for management of currency risk relies primarily upon the use of forward currency exchange contracts or option contracts to manage its exposure to foreign currency fluctuations.

                               The Year 2000 Issue

         The year 2000 issue is the result of computer programs that were written using two digits (rather than four) to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The Company is working to resolve the potential impact of the year 2000 on the processing of date-sensitive information and is in the process of evaluation of the impact of the issue at all locations. The evaluation includes computer programs used for management information systems and computer programs used to electronically control manufacturing equipment and other devices. The evaluation has not progressed enough to allow management to assess whether the cost of addressing this issue will have a material impact on the Company's financial position, results of operations or cash flows in future periods. Failure of the Company to make required modifications on a timely basis or the inability of other companies with which the Company does business to complete their Year 2000 modifications on a timely basis could adversely affect the Company's operations. Management expects this evaluation to be completed during 1998.


                         Liquidity and Capital Resources

         As of June 30, 1998, the Company had outstanding $22.8 million in short-term debt, including current portion of long-term debt, and $308.4 million in long-term debt. The approximate minimum principal payments required on the Company's long-term debt in each of the five fiscal years subsequent to December 31, 1997 are $14.0 million in 1998, $7.4 million in 1999, $30.0 million in 2000,
$7.5 million in 2001, $6.8 million in 2002 and $239.6 million thereafter.

         In May 1998, the Company closed a $150 million line of credit ( the "New Credit Facility") consisting of $125 million revolving line of credit and a $25 million capital expenditure facility. The New Credit Facility will be available for five years. Proceeds of the New Credit Facility was initially used to pay off $30 million under the existing credit facility; to pay off the Purchase Money Loan Agreement; to pay off the $45 million Senior Notes due 2004 including an early retirement premium of $2.0 million. In addition, the remaining facility will be used to finance capital expenditures and to meet working capital needs.

         As of June 30, 1998, accounts receivable amounted to $152.8 million, an increase of $6.0 million, compared to June 30, 1997. The average collection period at June 30, 1998 was 81.8 days compared to 85.9 days at June 30, 1997. The increase in accounts receivable was due to higher sales.

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

                                     PART II

                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of the Company was held on May 20, 1998.

(b) The Stockholders voted to elect one Class II director to the Company's Board of Directors, with the following votes:

                                                      Authority      Broker
Director            For        Against   Withheld    Abstentions   Non-Votes
--------            ---        -------   --------    -----------   ---------

John E. Utley     7,072,684      ---      109,909       ---           ---

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

                                                     WALBRO CORPORATION
                                                         (Registrant)


Dated:  August 14, 1998                   /s/ Frank E. Bauchiero
                                          ----------------------
                                          Frank E. Bauchiero, President
                                          and Chief Executive Officer



Dated:  August 14, 1998                   /s/Michael A. Shope
                                          ----------------------
                                          Michael A. Shope
                                          Chief Financial Officer and Treasurer

                                EXHIBIT INDEX


EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

   27.1                         Financial Data Schedule