Form 10-Q
period 1998-09-30
WALBRO CORP
filed 1998-11-17
CIK 104174

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For The Quarterly Period ended September 30, 1998
                          Commission File Number 0-6955


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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 11, 1998


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

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)


                                                                 9/30/98           12/31/97
                                                                 -------           --------
                                                               (Unaudited)
ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                   $      26,371     $       13,539
  ACCOUNTS RECEIVABLE, NET                                          176,867            144,985
  INVENTORIES, NET                                                   52,771             56,207
  OTHER CURRENT ASSETS                                               23,770             25,924
                                                              -------------     --------------

    TOTAL CURRENT ASSETS                                            279,779            240,655

PROPERTY, PLANT & EQUIPMENT:
  LAND, BUILDINGS & IMPROVEMENTS                                     98,882             95,329
  MACHINERY & EQUIPMENT                                             297,137            297,032
                                                              -------------     --------------
    SUBTOTAL                                                        396,019            392,361
  LESS: ACCUMULATED DEPRECIATION                                   (123,370)          (116,991)
                                                              -------------     --------------

    NET PROPERTY, PLANT & EQUIPMENT                                 272,649            275,370

OTHER ASSETS:
  GOODWILL, NET                                                      32,182             32,803
  JOINT VENTURES, INVESTMENTS & OTHER                                65,645             61,765
                                                              -------------     --------------

    TOTAL OTHER ASSETS                                               97,827             94,568
                                                              -------------     --------------

    TOTAL ASSETS                                              $     650,255     $      610,593
                                                              =============     ==============


The accompanying notes are an integral part of these consolidated balance sheets.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)



                                                                     9/30/98          12/31/97
                                                                     -------          --------
                                                                   (Unaudited)
LIABILITIES
CURRENT LIABILITIES:
  CURRENT PORTION LONG-TERM DEBT                                  $       751       $    13,960
  NOTES PAYABLE-BANKS                                                  18,895            26,204
  ACCOUNTS PAYABLE                                                    117,718            84,209
  ACCRUED LIABILITIES                                                  43,936            41,009
                                                                  -----------       -----------

    TOTAL CURRENT LIABILITIES                                         181,300           165,382

LONG-TERM LIABILITIES:
  LONG-TERM DEBT, NET OF CURRENT                                      311,268           291,393
  OTHER LONG-TERM LIABILITIES                                          16,006            14,952
                                                                  -----------       -----------

    TOTAL LONG-TERM LIABILITIES                                       327,274           306,345

COMPANY-OBLIGATED MANDATORILY REDEEMABLE CON-
  VERTIBLE PREFERRED SECURITIES OF WALBRO CAPITAL
  TRUST HOLDING SOLELY CONVERTIBLE DEBENTURES                          69,000            69,000

STOCKHOLDERS' EQUITY
COMMON STOCK, $.50 PAR VALUE;                                           4,344             4,341
  AUTHORIZED 25,000,000;
  OUTSTANDING 8,688,294 IN 1998 AND
  8,682,595 IN 1997
PAID-IN CAPITAL                                                        66,204            66,151
RETAINED EARNINGS                                                      35,127            33,938
ACCUMULATED OTHER COMPREHENSIVE INCOME                                (32,994)          (34,564)
                                                                  -----------       -----------

    TOTAL STOCKHOLDERS' EQUITY                                         72,681            69,866
                                                                  -----------       -----------


    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $   650,255       $   610,593
                                                                  ===========       ===========


The accompanying notes are an integral part of these consolidated balance sheets.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)



                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                      09/30/98          09/30/97          09/30/98          09/30/97
                                                      --------          -------           --------          --------
                                                              (Unaudited)                         (Unaudited)

NET SALES                                        $    165,648       $   146,523       $   503,076       $   454,384

COST OF SALES & EXPENSES:
   COST OF SALES                                      138,682           125,911           422,109           387,169
   SELLING AND ADMINISTRATIVE EXPENSES                 13,802            11,893            39,394            36,551
   RESEARCH & DEVELOPMENT EXPENSES                      4,298             4,727            13,425            11,951
                                                 ------------       -----------       -----------       -----------

OPERATING INCOME                                        8,866             3,992            28,148            18,713

OTHER EXPENSE (INCOME):
   INTEREST EXPENSE, NET                                7,412             5,950            22,385            17,779
   ROYALTY INCOME, NET                                   (488)             (485)           (1,603)           (2,797)
   OTHER (INCOME) EXPENSE                                (225)              142            (1,165)              401
                                                 ------------       -----------       -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES,
 MINORITY INTEREST, AND JOINT VENTURES                  2,167            (1,615)            8,531             3,330

PROVISION FOR INCOME TAXES                               (519)            1,019            (2,446)             (474)
MINORITY INTEREST                                      (1,433)           (1,318)           (4,234)           (3,715)
EQUITY IN INCOME OF JOINT VENTURES                        323               728               827             3,219
                                                 ------------       -----------       -----------       -----------

INCOME BEFORE EXTRAORDINARY ITEM                          538            (1,186)            2,678             2,360

EXTRAORDINARY ITEM, NET OF TAX                              0                 0            (1,473)                0
                                                           --                --           -------                --

NET INCOME                                       $        538       $    (1,186)      $     1,205       $     2,360
                                                 ============       ===========       ===========       ===========


BASIC INCOME PER SHARE BEFORE
-----------------------------
 EXTRAORDINARY ITEM                              $       0.06            ($0.14)      $      0.31       $      0.27
-------------------
EXTRAORDINARY ITEM PER SHARE                               --                --             (0.17)               --
                                                  -----------       -----------       -----------       -----------

BASIC NET INCOME PER SHARE                        $      0.06            ($0.14)      $      0.14       $      0.27
--------------------------
                                                  ===========       ===========       ===========       ===========

DILUTED NET INCOME PER SHARE                      $      0.06            ($0.14)      $      0.14       $      0.27
----------------------------
                                                  ===========       ===========       ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                 8,688,282         8,664,420         8,685,512         8,657,507
-----------------------------------

DILUTIVE OPTIONS ISSUED TO EXECUTIVES                       0            57,341                 0            27,088
-------------------------------------
                                                  -----------       -----------       -----------       -----------

DILUTED SHARES OUTSTANDING                          8,688,282         8,721,761         8,685,512         8,684,595
--------------------------
                                                  ===========       ===========       ===========       ===========


The accompanying notes are an integral part of these consolidated statements.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                                         NINE MONTHS ENDED
                                                                      09/30/98       09/30/97
                                                                      --------       --------
                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                         $   1,205     $   2,360
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    DEPRECIATION & AMORTIZATION                                         28,224        25,741
    (GAIN) LOSS ON DISPOSITION OF ASSETS                                   268         1,802
    MINORITY INTEREST                                                       94           148
    (INCOME) OF JOINT VENTURES                                            (827)       (3,219)
    CHANGES IN ASSETS AND LIABILITIES:
      DEFERRED INCOME TAXES                                               (967)          141
      PENSION OBLIGATIONS & OTHER                                          321        (1,829)
      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                          42,392        21,692
      ACCOUNTS RECEIVABLE, NET                                         (27,073)      (30,831)
      INVENTORIES                                                       (7,134)      (11,651)
      PREPAID EXPENSES AND OTHER                                            33        (1,476)
                                                                     ---------     ---------
      TOTAL ADJUSTMENTS                                                 35,331           518
                                                                     ---------     ---------
    NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                                               36,536         2,878

CASH FLOWS FROM INVESTING ACTIVITIES:
  PURCHASE OF FIXED ASSETS                                             (24,320)      (54,383)
  PURCHASE OF OTHER ASSETS                                                (618)       (1,364)
  INVESTMENT IN JOINT VENTURES & OTHER                                    (781)       (2,450)
  PROCEEDS FROM DISPOSAL OF ASSETS                                       6,644         6,221
                                                                     ---------     ---------
    NET CASH USED IN INVESTING ACTIVITIES                              (19,075)      (51,976)

CASH FLOWS FROM FINANCING ACTIVITIES:
  BORROWINGS UNDER LINES-OF-CREDIT                                     130,676       124,686
  REPAYMENTS UNDER LINES-OF-CREDIT                                     (74,789)     (138,462)
  DEBT REPAYMENTS                                                      (58,231)         (936)
  PROCEEDS FROM ISSUANCE OF STOCK
   & OPTIONS                                                                56        69,176
  FINANCING FEES PAID                                                   (2,290)       (3,491)
  CASH DIVIDENDS PAID                                                     (868)       (2,596)
                                                                     ---------     ---------
    NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                                              (5,446)        48,377

  EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  817        (4,769)
                                                                     ---------     ---------

  NET INCREASE (DECREASE) IN CASH                                       12,832        (5,490)
  CASH AND CASH EQUIVALENTS BEGINNING BALANCE                           13,539        18,213
                                                                     ---------     ---------

  CASH AND CASH EQUIVALENTS ENDING BALANCE                           $  26,371     $  12,723
                                                                     =========     =========


The accompanying notes are an integral part of these consolidated statements.

                       WALBRO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  NEW CREDIT FACILITY

         In May 1998 the Company received a new $150 million credit agreement, consisting of a $125 million revolving line of credit (Revolving Credit Facility) and a $25 million capital expenditure facility (Capital Expenditure Facility).

         Under the terms of the Credit Agreement, for the first year of the facility, the Revolving Credit Facility will bear interest at either the London Interbank Offered Rate (LIBOR), plus 2.25% or at the Prime Rate, plus 0.25%. Availability under the Revolving Credit Facility is subject to a borrowing base, consisting of 85% of eligible accounts receivable of the Company and certain of its subsidiaries, 60% of certain raw materials and finished goods inventory and 70% of commodity raw material resin inventory, less customary reserves. In addition, the Revolving Credit Facility provides for a $25 million sub-facility for the issuance of letters of credit. The Capital Expenditure Facility initially bears interest at the rate equal to the prime rate, plus 0.50% or LIBOR, plus 2.50%. Amounts drawn under the Capital Expenditure Facility are repayable in 20 equal quarterly principal installments, beginning one quarter after such draw.

         Each of the Revolving Credit Facility and the Capital Expenditure Facility (collectively, the New Credit Facility) is available for a period of five years after closing. If the Revolving Credit Facility is terminated by the Company during the first three years, certain pre-payment fees may be applicable.

         The New Credit Facility contains a number of covenants, including financial covenants such as a fixed charge ratio and a senior secured funded indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, and restrictions on additional indebtedness, liens, capital expenditures, mergers and sales of assets. Obligations outstanding under the Revolving Credit Facility are secured by accounts receivable, inventory and general intangibles of the Company and certain subsidiaries, and also are secured by a pledge of the stock of certain of the material domestic subsidiaries of the Company and 65% of the stock of the material foreign subsidiaries of the Company. Each advance under the Capital Expenditure Facility is secured by the item of equipment purchased with the proceeds of such advance. The collateral for the Capital Expenditure Facility will not constitute collateral for the Revolving Credit Facility. In addition, certain of the subsidiaries of the Company will provide guarantees of the obligations under the New Credit Facility. Proceeds of the New Credit Facility were initially used to pay off $30 million under the previous credit facility; to pay off the Purchase Money Loan Agreement; and to pay off the $45 million Senior Notes due 2004, including an early retirement premium of $2.0 million. The remaining funds will be used to finance capital expenditures and to meet working capital needs.

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

         Inventories are comprised of the following:


                                                      September 30,     December 31,
                                                          1998             1997
                                                          ----             ----
                                                              (in thousands)
Raw materials and components                             $28,324         $30,857
Work-in-process                                            7,693           6,545
Finished products                                         16,754          18,805
                                                         -------         -------
                                                         $52,771         $56,207
                                                         -------         -------


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

                        WALBRO CORPORATION & SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                        Nine Months Ended
                                                  09/30/98              09/30/97
                                                  --------              --------
                                                          (in thousands)

Net income                                       $   1,205            $    2,360
                                                 ---------            ----------
Foreign currency translation                         1,628               (20,555)
Unrealized gains (losses) on securities           (    196)              (   486)
Deferred compensation                                  138                   542
                                                 ---------            ----------
Other comprehensive income (loss)                    1,570               (20,499)
                                                 ---------            ----------
Comprehensive income (loss)                      $   2,775            $  (18,139)
                                                 =========            ==========

                       WALBRO CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (con't)


(4)      LIGONIER DISPOSITION

         In June 1998, the Company sold its steel fuel rail manufacturing plant in Ligonier, Indiana to a Michigan-based investment group.

 (5)     ACCOUNTING POLICIES FOR FINANCIAL INSTRUMENTS


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

As of September 30, 1998, there were no foreign currency contracts outstanding. For the three months ended September 30, 1998, the Company had no foreign currency contracts.

                      WALBRO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (6) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS


                                                                               as of September 30, 1998
                                                     -------------------------------------------------------------------------------
                                                                                      Walbro
                                                                                    Corporation    Consolidation
                                                      Guarantor     Nonguarantor      (Parent     and Elimination    Consolidated
                                                     Subsidiaries    Subsidiaries   Corporation)       Entries            Total
                                                     -----------    -------------   ------------       -------            -----
                                                                           (in thousands, except share data)
ASSETS
CURRENT ASSETS
    Cash and Cash Equivalents                           $     (484)       $ 13,237      $ 13,618         $       --        $ 26,371
    Accounts receivable, net                                84,998          47,675        44,194                            176,867
    Accounts receivable, intercompany                      (96,850)          6,587       113,784            (23,521)             --
    Inventories, net                                        20,382          31,387         1,002                             52,771
    Prepaid expenses and other                               6,493           7,198         1,078                 --          14,769
    Deferred and refundable income taxes                        --           1,217         7,784                 --           9,001
                                                     -------------------------------------------------------------------------------
       Total current assets                                 14,539         107,301       181,460            (23,521)        279,779
                                                     -------------------------------------------------------------------------------
PLANT AND EQUIPMENT, NET                                   116,164         148,749         7,628                108         272,649
                                                     -------------------------------------------------------------------------------
OTHER ASSETS:
    Funds held for construction                                 --              --            --                 --              --
    Joint ventures                                          10,359          18,126            --                 --          28,485
    Investments                                            130,822          24,492        69,684           (222,947)          2,051
    Goodwill, net                                           14,000          11,165        (1,524)             8,541          32,182
    Notes receivable                                         2,000           8,265            --             (8,265)          2,000
    Deferred income taxes                                       --           4,568         4,178                 --           8,746
    Other                                                    8,455           3,046        12,862                 --          24,363
                                                     -------------------------------------------------------------------------------
       Total other assets                                  165,636          69,662        85,200           (222,671)         97,827
                                                     -------------------------------------------------------------------------------
    Total assets                                         $ 296,339       $ 325,712     $ 274,288         $ (246,084)       $650,255
                                                     ===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                        $ 726            $ 25           $--                $--           $ 751
    Bank and other borrowings                                   --          18,895            --                 --          18,895
    Accounts payable                                        40,514          68,147         9,057                 --         117,718
    Accrued liabilities                                     16,038          36,420        11,827            (21,269)         43,016
    Dividends payable                                           --             920            --                 --             920
                                                     -------------------------------------------------------------------------------
       Total current liabilities                            57,278         124,407        20,884            (21,269)        181,300
                                                     -------------------------------------------------------------------------------
LONG-TERM LIABILITIES
    Long-term debt, less current portion                   166,103          14,930       173,786            (43,551)        311,268
    Pension obligations                                      2,818           2,667         7,042                 --          12,527
    Deferred income taxes                                       --           2,551          (105)                --           2,446
    Minority interest                                           --           1,033            --                 --           1,033
                                                     -------------------------------------------------------------------------------
       Total long-term liabilities                         168,921          21,181       180,723            (43,551)        327,274
                                                     -------------------------------------------------------------------------------
REDEEMABLE PREFERRED STOCK                                      --          69,000            --                 --          69,000
STOCKHOLDERS' EQUITY
    Common stock, $.50 par value;
       authorized 25,000,000; outstanding
       8,688,294 in 1998; 8,682,595 in 1997                     --          25,667         4,344            (25,667)          4,344
    Paid-in capital                                             --          72,663        66,204            (72,663)         66,204
    Retained earnings                                       72,645          32,746        35,127           (105,391)         35,127
    Deferred compensation                                       --                          (241)                --            (241)
    Minimum pension liability adjustment                        --              --            --                 --              --
    Unrealized gain on securities available for sale            --              --          (128)                --            (128)
    Cumulative translation adjustments                      (2,505)        (19,952)      (32,625)            22,457         (32,625)
                                                     -------------------------------------------------------------------------------
       Total stockholders' equity                           70,140         111,124        72,681           (181,264)         72,681
                                                     -------------------------------------------------------------------------------
       Total liabilities and stockholders' equity        $ 296,339       $ 325,712     $ 274,288         $ (246,084)      $ 650,255
                                                     ===============================================================================

                       WALBRO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (6) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS




                                                                                  as of December 31, 1997
                                                   --------------------------------------------------------------------------------
                                                                                     Walbro
                                                                                   Corporation      Consolidation
                                                   Guarantor     Nonguarantor        (Parent       and Elimination    Consolidated
                                                   Subsidiaries   Subsidiaries     Corporation)         Entries           Total
                                                   ------------   ------------     ------------         -------           -----
                                                                        (in thousands, except share data)
ASSETS
CURRENT ASSETS
    Cash and Cash Equivalents                         $    (744)       $ 13,431         $     852         $       --       $ 13,539
    Accounts receivable, net                             80,936          63,194               855                           144,985
    Accounts receivable, intercompany                  (144,222)        (37,755)          171,052             10,925             --
    Inventories, net                                     26,086          29,012             1,109                            56,207
    Prepaid expenses and other                            5,988           9,549             1,868                 --         17,405
    Deferred and refundable income taxes                    470           1,253             6,796                 --          8,519
                                                    -------------------------------------------------------------------------------
       Total current assets                             (31,486)         78,684           182,532             10,925        240,655
                                                    -------------------------------------------------------------------------------
PLANT AND EQUIPMENT, NET                                123,635         144,423             7,204                108        275,370
                                                    -------------------------------------------------------------------------------
OTHER ASSETS:
    Funds held for construction                              --              --                --                 --             --
    Joint ventures                                       10,739          15,942                --                 --         26,681
    Investments                                         117,720          24,433            50,959           (189,851)         3,261
    Goodwill, net                                        14,342          11,444            (1,524)             8,541         32,803
    Notes receivable                                         --           6,499           196,198           (202,571)           126
    Deferred income taxes                                    --           4,001             4,178                 --          8,179
    Other                                                 9,045           2,860            11,613                 --         23,518
                                                    -------------------------------------------------------------------------------
       Total other assets                               151,846          65,179           261,424           (383,881)        94,568
                                                    -------------------------------------------------------------------------------
    Total assets                                      $ 243,995       $ 288,286         $ 451,160         $ (372,848)      $610,593
                                                    ===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                 $   7,026       $      76         $   6,858         $       --       $ 13,960
    Bank and other borrowings                                --          26,204                --                 --         26,204
    Accounts payable                                     21,540          55,730             6,939                 --         84,209
    Accrued liabilities                                   1,103          18,699            20,127               (708)        39,221
    Dividends payable                                        --             920               868                 --          1,788
                                                    -------------------------------------------------------------------------------
       Total current liabilities                         29,669         101,629            34,792               (708)       165,382
                                                    -------------------------------------------------------------------------------
LONG-TERM LIABILITIES
    Long-term debt, less current portion                164,581          11,818           339,809           (224,815)       291,393
    Pension obligations                                   2,505           2,625             6,693                 --         11,823
    Deferred income taxes                                    --           2,077                --                 --          2,077
    Minority interest                                        --           1,052                --                 --          1,052
                                                    -------------------------------------------------------------------------------
       Total long-term liabilities                      167,086          17,572           346,502           (224,815)       306,345
                                                    -------------------------------------------------------------------------------
REDEEMABLE PREFERRED STOCK                                   --          69,000                --                 --         69,000
STOCKHOLDERS' EQUITY
    Common stock, $.50 par value;
       authorized 25,000,000; outstanding
       8,688,294 in 1998; 8,682,595 in 1997                  --          23,935             4,341            (23,935)         4,341
    Paid-in capital                                          --          72,819            66,151            (72,819)        66,151
    Retained earnings                                    49,827          28,747            33,938            (78,574)        33,938
    Deferred compensation                                    --              --              (379)                --           (379)
    Minimum pension liability adjustment                     --              --                --                 --             --
    Unrealized gain on securities available for sale         --              --                68                 --             68
    Cumulative translation adjustments                   (2,587)        (25,416)          (34,253)            28,003        (34,253)
                                                    -------------------------------------------------------------------------------
       Total stockholders' equity                        47,240         100,085            69,866           (147,325)        69,866
                                                    -------------------------------------------------------------------------------
       Total liabilities and stockholders' equity     $ 243,995       $ 288,286         $ 451,160         $ (372,848)      $610,593
                                                    ===============================================================================

                      WALBRO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (6) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS



                                                                               Nine Months Ended September 30, 1998
                                                    -----------------------------------------------------------------------------
                                                                                      Walbro
                                                                                   Corporation     Consolidation
                                                      Guarantor     Nonguarantor     (Parent      and Elimination   Consolidated
                                                    Subsidiaries    Subsidiaries   Corporation)       Entries           Total
                                                                       (in thousands, except share data)
NET SALES                                              $ 264,286      $ 257,454        $ 2,175         $ (20,839)      $ 503,076
COSTS AND EXPENSES
Cost of sales                                            218,973        222,069          1,906           (20,839)        422,109
Selling, administration & other expenses                  20,417         20,240         12,162                            52,819
                                                    -----------------------------------------------------------------------------
                                                          24,896         15,145        (11,893)               --          28,148

Interest expense, net                                      7,147          2,333         12,905                            22,385
Royalty income, net                                       (1,947)           344             --                --          (1,603)
Foreign currency exchange loss(gain)                          (6)            27              1                --              22
Other                                                       (915)           654           (926)               --          (1,187)
                                                    -----------------------------------------------------------------------------
Income before provision for income taxes,
     minority interest, equity in (income) loss
     of joint ventures and subsidiaries                   20,617         11,787        (23,873)               --           8,531
Provision for income taxes                                (6,575)        (4,529)         8,658                --          (2,446)
Minority Interest                                             --         (4,234)            --                --          (4,234)
Equity in income (loss) of joint ventures                   (161)           988             --                --             827
Equity in income (loss) of subsidiaries                    4,896             --         17,893           (22,789)
                                                    -----------------------------------------------------------------------------
Net Income Before Extraordinary Item                   $  18,777      $   4,012        $ 2,678         $ (22,789)      $   2,678
                                                    =============================================================================
Extraordinary Item                                                                     $ (1,473)                          (1,473)
                                                    -----------------------------------------------------------------------------
Net Income                                             $  18,777      $   4,012        $ 1,205         $ (22,789)      $   1,205
                                                    =============================================================================

                      WALBRO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (6) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS


                                                                          Nine Months Ended September 30, 1997
                                                  ----------------------------------------------------------------------------------
                                                                                     Walbro
                                                                                   Corporation      Consolidation
                                                   Guarantor     Nonguarantor        (Parent       and Elimination    Consolidated
                                                  Subsidiaries   Subsidiaries     Corporation)         Entries           Total
                                                                        (in thousands, except share data)
NET SALES                                             $ 232,577       $ 238,899           $ 1,594          $ (18,686)     $ 454,384
COSTS AND EXPENSES:
    Cost of sales                                       198,273         206,124             1,458            (18,686)       387,169
    Selling, administration & other expenses             24,930          16,535             7,037                 --         48,502
                                                  ----------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                   9,374          16,240            (6,901)                --         18,713
OTHER EXPENSE (INCOME):
    Interest expense, net                                 8,750           1,423             7,606                 --         17,779
    Royalty income, net                                  (3,247)            450                                   --         (2,797)
    Foreign currency exchange loss(gain)                    (40)            337                26                 --            323
    Other                                                    54              11                13                 --             78
                                                  ----------------------------------------------------------------------------------
    Income before provision for income taxes,                                                                     --
       minority interest, equity in (income) loss
       of joint ventures and subsidiaries                 3,857          14,019           (14,546)                --          3,330
    Provision for income taxes                           (1,373)         (5,025)            5,924                 --           (474)
    Minority Interest                                      (279)         (3,436)               --                 --         (3,715)
    Equity in income (loss) of joint ventures             1,084           2,135                --                 --          3,219
    Equity in income (loss) of subsidiaries               8,097              --            10,982            (19,079)            --
                                                  ----------------------------------------------------------------------------------
    Net Income Before Extraordinary Item              $  11,386       $   7,693           $ 2,360          $ (19,079)    $    2,360
                                                  ==================================================================================
    Extraordinary Item
                                                  ----------------------------------------------------------------------------------
    Net Income                                        $  11,386       $   7,693           $ 2,360          $ (19,079)    $    2,360
                                                  ==================================================================================

                      WALBRO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (6) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS



                                                                           Nine Months Ended September 30, 1998
                                                    -------------------------------------------------------------------------------
                                                                                      Walbro
                                                                                   Corporation     Consolidation
                                                      Guarantor     Nonguarantor     (Parent      and Elimination   Consolidated
                                                    Subsidiaries    Subsidiaries   Corporation)       Entries           Total
                                                    ------------    ------------   ------------       -------           -----
                                                                         (in thousands, except share data)

Net cash provided by (used in) operating
activities                                                $ 18,478       $ 21,371       $ (3,313)              $ --       $ 36,536
                                                    ------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of plant and equipment                           (8,197)       (16,512)           389                 --        (24,320)
  Acquisitions, net of cash acquired                            --             --             --                 --             --
  Purchase of other assets                                   3,378           (575)        (3,421)                --           (618)
  Investment in joint ventures and other                    (8,841)         3,164          4,896                 --           (781)
  Proceeds/(payments) of intercompany note rec.                 --             --             --                 --             --
  Proceeds from disposal of assets                           2,220            491          3,933                 --          6,644
                                                    ------------------------------------------------------------------------------
Net cash provided by (used in) investing
activities                                                 (11,440)       (13,432)         5,797                 --        (19,075)
                                                    ------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under revolving
     line-of-credit agreements                                             (2,906)        58,793                 --         55,887
  Debt repayments                                           (6,778)        (6,044)       (45,409)                --        (58,231)
  Proceeds from issuance of long-term debt                      --             --             --                 --             --
  Proceeds from issuance of stock
     and options                                                --             --             56                 --             56
  Financing fees paid                                           --             --         (2,290)                --         (2,290)
  Cash dividends paid                                           --             --           (868)                --           (868)
                                                    ------------------------------------------------------------------------------
Net cash provided by (used in) financing
activities                                                  (6,778)        (8,950)        10,282                 --         (5,446)
                                                    ------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON
CASH                                                            --            817             --                 --            817
                                                    ------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                260           (194)        12,766                 --         12,832
CASH AND CASH EQUIV. AT BEGIN OF YEAR                         (744)        13,431            852                 --         13,539
                                                    ------------------------------------------------------------------------------
CASH AND CASH EQUIV. AT END OF PERIOD                     $   (484)      $ 13,237       $ 13,618               $ --       $ 26,371
                                                    ==============================================================================

                      WALBRO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (6) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS


                                                                             Nine Months Ended September 30, 1997
                                                     -------------------------------------------------------------------------------
                                                                                      Walbro
                                                                                    Corporation      Consolidation
                                                     Guarantor     Nonguarantor       (Parent       and Elimination    Consolidated
                                                     Subsidiaries   Subsidiaries    Corporation)         Entries           Total
                                                                           (in thousands, except share data)

Net cash provided by (used in) operating activities      $ 34,727        $ 20,971        $ (52,820)              $ --       $ 2,878
                                                     -------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of plant and equipment                       (27,638)        (26,522)            (223)                --       (54,383)
    Acquisitions, net of cash acquired                         --              --               --                 --            --
    Purchase of other assets                                 (545)           (762)             (57)                --        (1,364)
    Investment in joint ventures and other                (14,656)          4,109            8,097                 --        (2,450)
    Proceeds/(payments) of intercompany note rec.              --              --               --                 --            --
    Proceeds from disposal of assets                        7,619          (2,862)           1,464                 --         6,221
                                                     -------------------------------------------------------------------------------
Net cash provided by(used in) investing activities        (35,220)        (26,037)           9,281                 --       (51,976)
                                                     -------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) under revolving
       line-of-credit agreements                               --           4,678          (18,454)                --       (13,776)
    Debt repayments                                          (515)            (13)            (408)                --          (936)
    Proceeds from issuance of long-term debt                   --         (69,000)          69,000                 --            --
    Proceeds from issuance of stock
       and options                                             --          69,000              176                 --        69,176
    Financing fees paid                                        --              --           (3,491)                --        (3,491)
    Cash dividends paid                                        --              --           (2,596)                --        (2,596)
                                                     -------------------------------------------------------------------------------
Net cash provided by(used in) financing activities           (515)          4,665           44,227                 --        48,377
                                                     -------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON
    CASH                                                       --          (4,769)              --                 --        (4,769)
                                                     -------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                            (1,008)         (5,170)             688                 --        (5,490)
CASH AND CASH EQUIV. AT BEGIN OF YEAR                         299          17,779              135                 --        18,213
                                                     -------------------------------------------------------------------------------
CASH AND CASH EQUIV. AT END OF PERIOD                    $   (709)       $ 12,609        $     823               $ --      $ 12,723
                                                     ===============================================================================

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



THREE MONTHS ENDED SEPTEMBER 30, 1998 VS. THREE MONTHS ENDED SEPTEMBER 30, 1997

         Net sales in the third quarter of 1998 increased 13.0% to $165.6 million compared to $146.5 million for the same period of 1997. Net sales of automotive products increased 11.5% to $118.4 million for the third quarter of 1998 compared to $106.2 million for the same period of 1997, primarily because of increases sales of new plastic fuel tank programs in the U.S., in South Korea and at Walbro Automotive Europe ("WAE"). Net sales at WAE were $50.5 million in the third quarter of 1998 compared to $41.9 million in the third quarter of 1997 with the 20.4 % increase due mostly to sales related to new programs, as currency accounted for three percentage points of the increase. The General Motors strikes during the third quarter of 1998 reduced net sales by approximately $4.0 million in the U.S. In the quarter, U.S. automotive products had no sales of steel fuel rails compared to $6.1 million of net sales for the same 1997 period from the Company's former Ligonier, Indiana facility, which was sold in the second quarter of 1998. Net sales in Brazil were down 22.3% for the third quarter of 1998 compared to the same period of 1997 due to unstable economic conditions and poor vehicle sales in that market.

         Net sales of small engine products increased 16.7% to $37.0 million for the third quarter of 1998 compared to $31.7 million for the same period in 1997. Sales of most small engine products increased during the quarter. Net sales in the Peoples Republic of China ("PRC") increased 93.1% for the third quarter of 1998 compared to weak sales during the third quarter of 1997. Net sales of ignition system products increased 23.3% for the 1998 third quarter compared to the 1997 third quarter due to new orders from customers.

         Net sales to the aftermarket increased 31.4% to $9.2 million for the third quarter of 1998 compared to $7.0 million for the same period in 1997. Sales of aftermarket products increased in the third quarter of 1998 because of stronger demand for automotive aftermarket products.

         Cost of sales for the third quarter of 1998 increased 10.2% to $138.7 million compared to $125.9 million for the same period of 1997, while cost of sales as a percent of net sales declined to 83.7% compared to 85.9% for the same 1997 period. Cost of sales as a percent of sales at WAE was 89.6% for the third quarter of 1998 compared to 86.3% for the third quarter of 1997 because of increased launch costs for new plastic fuel tank systems programs. For U.S. automotive products, gross margin increased to 20.5% compared to 13.3% for the third quarter of 1997. The higher gross margin was due to higher sales volume and improved efficiency at our Ossian, Indiana, and Meriden, Connecticut, fuel tank system facilities. In addition, the sale of the Company's former Ligioner, Indiana facility in the second quarter helped improve gross margin in comparison with 1997.

         In small engine products, gross margin decreased to 13.1% for the quarter compared to 14.0% for the same period in 1997 primarily because of the costs of closing the Company's Singapore facility and moving production to existing facilities in Japan and Mexico. These costs were partially offset by higher volume at the company's facilities in Japan, Mexico and the PRC. In aftermarket products, gross margin increased to 28.5% for the third quarter compared to 26.2% for the same period in 1997 because of higher sales volume.

         Selling and administrative ("S & A") expenses increased 16.1% for the third quarter of 1998 compared to the third quarter of 1997. S & A increased as a percent of sales (from 8.1% in the third quarter of 1997 to 8.3% for the third quarter of 1998). S & A expenses increased because of higher state income taxes and higher personnel related costs, additional expenses of a new facility in South Korea and closing costs of the Singapore facility.

         Research and development ("R & D") expenses decreased 9.1% for the third quarter of 1998 compared to the same period in 1997. Most of the decreased R & D expenses resulted from a temporary shift of R & D resources to support production start-up of new plastic tank programs. The level of effort expended to develop new products to meet U.S. EPA regulations for automotive evaporative emissions and for small engine exhaust emissions has not changed.

         Interest expense increased because of a higher cost of funds and increased borrowings for additional working capital required to support sales growth and for capital expenditures. A description of the borrowings is provided under Liquidity and Capital Resources.

         Provision for income taxes was $0.5 million for the third quarter of 1998 compared to a $1.0 million tax credit for the third quarter of 1997.

         The equity in income from joint ventures in the third quarter of 1998 was $0.3 million, $0.4 million lower than the comparable period in 1997 due to start-up costs at VITEC, the Company's joint venture in Detroit's Empowerment Zone.

         Net income for the third quarter of 1998 was $0.5 million compared to net loss of $1.2 million for the same period last year, as a result of the reasons described above. Net income per share for the third quarter of 1998 was $.06 compared to net loss per share of $.14 for the third quarter of 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 VS. NINE MONTHS ENDED SEPTEMBER 30, 1997

         Net sales for the first nine months of 1998 increased 10.7% to $503.1 million compared to $454.4 million for the same period of 1997. Almost all of the increased net sales for the first nine months of 1998 compared to the same period of 1997 occurred for the reasons stated above. Net sales of automotive products increased 10.0% to $364.9 million for the first nine months of 1998 compared to $331.6 million for the same period of 1997. WAE net sales declined slightly to $149.5 million in 1998 compared to $149.9 million for the first nine months of 1997. Net sales of small engine products increased 13.2% to $108.6 million for the first nine months of 1998 compared to $95.9 million for the same period of 1997. Net sales to the aftermarket increased 28.9% to $25.4 million for the first nine months of 1998 compared to $19.7 million for the same period of 1997.

         Cost of sales for the first nine months of 1998 increased 9.0% to $422.1 million compared to $387.2 million for the same period of 1997. Cost of sales as a percent of net sales was 83.9% for the first nine months of 1998 compared to 85.2% for the same period of 1997. The higher gross margin for the first nine months of 1998 resulted from the following: higher sales volume and improved efficiency at the Meriden, Connecticut and Ossian, Indiana fuel tank system facilities; higher sales volume at the Company's small engine products facilities in Japan, Mexico and the PRC; and higher sales volume of automotive aftermarket products.

         S & A expenses increased by 7.8% for the first nine months of 1998 compared to the same period of 1997. R & D expenses increased by 12.3% for the first nine months of 1998 compared to the same period of 1997. The increase in S & A expenses and R & D expenses for the nine month period was due to the reasons stated above.

         Royalty income was $1.6 million for the first nine months of 1998, down from $2.8 million for the same 1997 period due to weaker foreign economies and the stronger U.S. dollar.

         Other income was $1.2 million for the first nine months of 1998 compared to a $0.4 million loss for the same period of 1997. The increased income was due to a gain on the sale of fixed assets.

         The provision for income taxes was $2.4 million for the first nine months of 1998 compared to $0.5 million for the same period of 1997 because of higher taxable income.

         The equity in income from joint ventures was $0.8 million for the first nine months of 1998 compared to the 1997 income of $3.2 million for the same period. The decrease occurred in 1998 for the reasons as stated above.

         Extraordinary item of $1.5 million occurred in the second quarter of 1998 and reflects costs associated with early extinguishment of long-term debt, net of tax.

         Net income for the first nine months of 1998 was $1.2 million, a decrease of 50.0% compared to net income of $2.4 million for the same period of 1997. The decrease was due to the reasons described above. Net income per share was $.14 for the first nine months of 1998 compared to $.27 for the first nine months of 1997.


                          Foreign Currency Transactions

         Approximately 48% of the Company's sales during the first nine months of 1998 were derived from manufacturing operations in Europe, Asia, South America and Mexico. The financial position and the results of operations of the Company's subsidiaries in Europe (approximately 30% of sales), South America (approximately 2% of sales) and Japan, South Korea and PRC (approximately 6% of sales) are measured in the local currency of the countries in which they operate and translated into U.S. dollars. The effects of foreign currency fluctuations in these countries are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which sales are generated, and the reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar.

         For the Company's subsidiary in Singapore (approximately 2% of sales) the expenses are generally incurred in the local currency, but sales are generated in U.S. dollars; therefore, results of operations are more directly influenced by a weakening or strengthening of the local currency. The Company's subsidiary in Mexico (approximately 8% of sales) operates as a maquiladora, or contract manufacturer, where certain direct manufacturing expenses are incurred in the local currency and sales are generated in U.S. dollars. Thus, results of operations of the Company's subsidiary in Mexico are also more directly influenced by a weakening or strengthening of the local currency.

         Approximately 48% of the Company's assets at September 30, 1998, are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company's consolidated shareholders' equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar. In addition, the Company has equity investments in unconsolidated joint ventures in Argentina, Brazil, France, Japan, and Mexico. The Company's reported income from these joint ventures will be higher or lower depending upon a weakening or strengthening of the U.S. dollar.

         The Company's strategy for management of currency risk relies primarily upon the use of forward currency exchange contracts to manage its exposure to foreign currency fluctuations related to its operations in foreign countries, to manage certain of its firm transaction commitments in foreign currencies, and to hedge its equity investment in certain foreign joint ventures.




                               The Year 2000 Issue

         The year 2000 issue ("Y2K") is the result of computer programs that were written using two digits (rather than four) to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The Company is working to resolve the potential impact of the Y2K on the processing of date-sensitive information and has conducted an evaluation of the impact of the issue at all locations. The evaluation included computer programs used for management information systems and computer programs used to electronically control manufacturing equipment and other devices. The Company makes exclusive use of purchased computer programs and systems.

         The Company is actively participating in the Automotive Industry Action Group ("AIAG") for Y2K and is using the AIAG procedures and standards as the guideline for compliance. The Company's plan for compliance includes: (1) obtain compliance certificates from vendors for all existing systems that are already Y2K compliant; (2) obtain revised software for existing systems, purchase of new computer programs and purchase of replacement computer hardware for non-compliant systems; (3) test and implement all new computer software and hardware by June 30, 1999; and (4) obtain compliance certificates from all significant vendors by June 30, 1999.

         The estimated cost of the Company's Y2K compliance is approximately $2.0 million for purchase of computer software and hardware. All of the implementation and testing will be done by existing staff. No other impact is expected because of Y2K.

                         Liquidity and Capital Resources

         As of September 30, 1998, the Company had outstanding $19.6 million in short-term debt, including current portion of long-term debt, and $311.3 million in long-term debt. The approximate minimum principal payments required on the Company's long-term debt in each of the five fiscal years subsequent to December 31, 1997 are $14.0 million in 1998, $7.4 million in 1999, $30.0 million in 2000,
$7.5 million in 2001, $6.8 million in 2002 and $239.6 million thereafter.

         In May 1998, the Company obtained a $150 Credit Facility consisting of $125 million revolving line of credit and a $25 million capital expenditure facility. The new credit facility is available for five years. Proceeds of the new credit facility was initially used to pay off $30 million under the previous credit facility; to pay off the Purchase Money Loan Agreement; and to pay off the $45 million Senior Notes due 2004 including an early retirement premium of $2.0 million. In addition, the remaining funds will be used to finance capital expenditures and to meet working capital needs. At September 30, 1998, the Company had borrowed $82.5 million on the revolving line of credit and $2.7 million of the capital expenditure facility. See footnote (1) to Consolidated Financial Statements for further information.

         The Company's plans for 1998 capital expenditures for facilities, equipment and tooling total approximately $40 million. The Company intends to finance the capital expenditures with the new credit facility and cash from operations.

         As of September 30, 1998, accounts receivable amounted to $176.9 million, an increase of $21.6 million, compared to $155.3 million at September 30, 1997. The increase was due to higher sales and increased receivables for customer tooling related to new programs. The average collection period at September 30, 1998 was 85.4 days compared to the average collection period at September 30, 1997 of 91.0 days.

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

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibit is filed with this report:

         Exhibit No.

         27.1  Financial Data Schedule

(b)      Reports on Form 8-K

         On July 8, 1998, a report of Form 8-K filed by the Company during the quarter ended September 30, 1998 was filed reporting the issuance of a press release announcing the adoption of a stockholder rights plan.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WALBRO CORPORATION
                                    (Registrant)



Dated:  November 13, 1998           /s/ Frank E. Bauchiero
                                    ----------------------
                                    Frank E. Bauchiero, President and
                                    Chief Executive Officer



Dated:  November 13, 1998           /s/ Michael A. Shope
                                    ----------------------
                                    Michael A. Shope
                                    Chief Financial Officer and Treasurer

                               Index to Exhibits


EX-27     Financial Data Schedule