Form 10-K
period 1998-12-31
WALBRO CORP
filed 1999-04-01
CIK 104174

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                           ---------------------------


                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998
                          Commission File Number 0-6955

                               WALBRO CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Delaware                                          38-1358966
    (STATE OF INCORPORATION)                           (I.R.S. EMPLOYER ID NO.)

                 1227 Centre Road, Auburn Hills, Michigan 48236
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (248) 377-1800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

    The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the registrant's Common Stock on March 18, 1999.

                                   $79,474,260

    The number of shares outstanding of the registrant's Common Stock, par value $.50, as of March 18, 1999.

                                    8,688,294

                           ---------------------------


                       DOCUMENTS INCORPORATED BY REFERENCE

    Certain sections of the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 4, 1999 are incorporated by reference into Part III of this report.
================================================================================

                                     PART I


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995.

         The statements contained in this discussion that are not historical facts are forward-looking statements subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Whenever possible, the Company has identified these forward-looking statements by words such as "anticipating," "believes," "estimates," "expects," and similar expressions. Walbro Corporation cautions readers of this discussion that a number of important factors could cause Walbro's actual consolidated results for 1999 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Walbro. These important factors include, without limitation, changes in demand for automobiles and light trucks, relationships with significant customers, price pressures, the timing and structure of future acquisitions or dispositions including the restructuring program announced during the fourth quarter of 1997, impact of environmental regulations, the year 2000 issue, continued availability of adequate funding sources, currency and other risks inherent in international sales, and general economic and business conditions. These important factors and other factors which could affect Walbro's results are more fully discussed in Walbro's filings with the Securities and Exchange Commission. Readers of this discussion are referred to such filings. The Company assumes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.  BUSINESS

GENERAL

         Walbro Corporation is a global leader in the design, development and manufacture of precision fuel storage and delivery systems and products for automotive and small engine markets worldwide. The Company manufactures plastic fuel tanks, fuel pumps, fuel modules, plastic fuel rails and fuel level sensors for sale to automotive original equipment manufacturers ("OEMs"). Products manufactured for the small engine market include carburetors and ignitions for chain saws, outboard marine engines, two-wheeled vehicles, industrial engines and lawn and garden equipment, such as lawn mowers and weed trimmers. From 1993 to 1998, the Company increased net sales at the compound rate of approximately 20% per year. This growth was primarily due to the introduction of new automotive products, penetration of additional automotive platforms and a recovery in the small engine industry from depressed levels in the late 1980s. The Company had net sales of $619.9 million and $678.0 million in 1997 and 1998.

         Approximately 73% of the Company's net sales for 1998 were generated by Walbro Automotive. Through Walbro Automotive, the Company designs, develops and manufactures fuel storage and delivery systems and components for a broad range of U.S. and foreign manufacturers of passenger automobiles and light trucks (including minivans). The Company and its joint ventures hold a strong market position in North America, Europe and South America and a growing market presence in Asia. In July 1995, the Company substantially expanded its European automotive business by acquiring the fuel systems business of Dyno Industrier A.S. ("Dyno"). In 1998, management estimates that the Company supplied Chrysler (Chrysler refers to the former Chrysler portion of DaimlerChrysler) with approximately 75% of its fuel pump and fuel module requirements, including all requirements for Chrysler's passenger cars and minivans and approximately 45% of the requirements for Chrysler's light trucks. Management believes that the Company manufactures substantially all of the fuel tank systems for Saab and Volvo light vehicles and all of the fuel tanks for the Mercedes-Benz C Class, Volkswagen Polo and Renault Twingo. Other automotive customers of the Company and its joint ventures include Audi, Daewoo, Fiat, Ford, General Motors, Hyundai, Kia, Nedcar, Peugeot and Rover.

         Approximately 21% of the Company's net sales for 1998 were generated by Walbro Engine Management. Through Walbro Engine Management, the Company designs, develops and manufactures diaphragm carburetors for portable engines (such as those used in chain saws and weed trimmers), float feed carburetors for ground supported engines (such as those used in lawn mowers and marine engines) and ignition systems and other components for a variety of small engine products. The Company believes that it is the world's largest independent manufacturer of small engine carburetors, with an approximate 70% share of the global diaphragm carburetor market including sales to such leading chain saw and weed trimmer manufacturers as Poulan/Weedeater, Deere and Company (Homelite), Stihl Incorporated, McCulloch Corporation, Ryobi Ltd. and Kioritz (Echo) Corporation. The Company believes it has an approximate 10% share of the global float feed carburetor market, including sales to Briggs & Stratton Corporation, the world's largest small engine manufacturer, Kohler Company, Tecumseh Products Co., and Mercury Marine, a major manufacturer of outboard marine engines. The Company produces substantial volumes of float feed carburetors for the Chinese two-wheeled vehicle market.

         The remaining 6% of the Company's net sales for 1998 were primarily related to replacement products for both the automotive and small engine aftermarkets. The Company has recently begun pursuing initiatives to expand its aftermarket customer base and product lines in an effort to grow this segment of its business.

         The Company was incorporated in Michigan in 1950 and reincorporated in Delaware in 1972. The Company's principal executive offices are located at 1227 Centre Road, Auburn Hills, Michigan 48236, and its telephone number is (248) 377-1800.

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

         Expansion of OEM Supplier Responsibilities. Since the 1980s, Ford, DaimlerChrysler and General Motors have been actively reducing their respective supplier bases to those who accept significant responsibility for product management and meet increasingly strict standards for product quality, on time delivery and manufacturing costs. These suppliers are expected to control all aspects of production of system components, including design, development, component sourcing, manufacturing, quality assurance, testing and delivery to the customer's assembly plant. The Company believes that many suppliers do not have the resources to meet these OEM requirements and that the automotive OEM supplier market will be divided among a smaller group of key suppliers. The Company has received a number of quality awards from its OEM customers, including the Ford Q1 Award, DaimlerChrysler QE Award and General Motors Supplier of the Year Award, and believes that this supplier consolidation provides an opportunity for the Company's increased penetration of the OEM market.

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

         Systems Approach to Product Development. The Company is utilizing its expertise to develop integrated FSDS which reduce evaporative emissions, are compatible with the corrosive nature of flexible fuels and provide customers with the cost savings and convenience of purchasing complete systems rather than numerous individual components. The Company's "systems" approach to product development is designed to allow the Company to increase product content on each vehicle in which its products are installed while providing customers with substantial performance and cost benefits. This systems approach has made possible an increase in the dollar value of the Company's products per vehicle. For example, the new Dodge Durango, which began volume production in the third quarter of 1997, is equipped with the Company's fuel storage and delivery system. These products have a selling price that range from $100 to $190, compared to a typical 1987 vehicle equipped with only $15 of the Company's products. The Company's ability to assume responsibility for the development of FSDS allows OEMs to reduce internal engineering efforts and use fewer suppliers through the purchase of systems rather than components.

         Global Capabilities. The Company's international manufacturing and market presence allows the Company to offer its current and future FSDS technology to the global automotive market. The Company's presence in Europe provides it with additional resources and marketing contacts to supply integrated fuel systems to both European and North American OEMs assembling vehicles in Europe and European OEMs assembling vehicles in the United States. The Company's international sales for 1998 were 39% of the Company's net sales (excluding joint ventures) compared to 20% in 1994. The Company's plastic tank manufacturing capability allows it to pursue its systems strategy in Europe and serve OEM customers as they confront new environmental and regulatory challenges worldwide and introduce World Cars designed for sale to the global automotive market. In addition, the Company has a market presence in Brazil, South Korea and Japan and it has entered into joint ventures with manufacturers in Brazil, France, Japan, Mexico and Argentina which enable the Company to access those foreign markets.

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

         The Company has made substantial investments in fuel systems technology, product design and test capability and technical personnel to advance FSDS technology and respond to customer needs. A state-of-the-art systems center in Auburn Hills, Michigan provides the Company with the full-service product management capability which OEMs require of key suppliers and provides the Company with a competitive advantage in the development of proprietary fuel systems technology. Similarly, the Company opened a new systems center during 1998 in Rastatt, Germany to provide product design and test capabilities for European customers.

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

         In response to the environmental and fuel efficiency demands on today's automobiles, the Company has developed, and is continually taking steps to improve, an electric pump designed to deliver fuel under pressure to electronic fuel injection equipped engines. The pump is fastened to a bracket and flange assembly, which allows the pump to be mounted in the fuel tank. The assembly has been increasingly replaced with a single integrated unit, called a fuel module, which performs all of the functions of the assembly described above. The fuel module is a complete, value-added package for specific applications composed of a fuel pump, plastic reservoir, fuel level sensor and related parts. These injection-molded plastic units fit inside the fuel tank, ensuring continuous fuel delivery under low fuel conditions, maximum vehicle driving range and enhanced fuel delivery under high temperature conditions, all at a reduced noise level. Although vehicles were not equipped with fuel modules until 1988, approximately 70% of cars and light trucks manufactured by General Motors, Ford and DaimlerChrysler in North America in 1998 used fuel modules. In 1998, the Company supplied approximately 20% of all of the fuel modules purchased in North America, principally to Ford and Chrysler.

         Approximately 40% of North American vehicles and 80% of European vehicles produced in 1998 contained plastic fuel tanks. Plastic fuel tanks offer several advantages over conventional steel tanks, including lighter weight, greater corrosion resistance to new, cleaner-burning fuels like methanol and the ability to be produced in unusual shapes to better use available space. In anticipation of customer demand in North America for more sophisticated fuel tanks, the Company built a new facility in Ossian, Indiana in 1993 to produce plastic multi-layer fuel tanks. The Company produced three-layer plastic fuel tanks during the fourth quarter of 1994, and during 1995 and 1996 for the Ford Windstar. The multi-layer construction of the Company's new, six-layer plastic tank substantially eliminates fuel permeation, making this one of the first plastic tanks which complies with the EPA permeability requirements which became effective beginning in model year 1996. The first production run of six-layer tanks began in 1996 for the GM T600 and was followed in 1997 by production of fuel tanks for the 1998 Saturn, the 1998 GM Yukon/Tahoe and the 1998 Chassis Cab. In addition a new facility in Meriden, Connecticut began production of the fuel tanks for the 1998 Dodge Durango in September 1997.

         The Company is currently producing mono-layer plastic fuel tanks, which include coatings and permeation barriers that meet European emission requirements, for Audi, Mercedes-Benz, Nedcar, Peugeot, Renault, Rover, Saab, Volkswagen and Volvo. The Company launched multi-layer tanks for Volvo during 1998, and expects that as other customers require more sophisticated fuel tanks, the Company will likely provide additional multi-layer blow molding machines to provide the Company's OEM customers in Europe with advanced, plastic fuel tank technology.

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

         North America. DaimlerChrysler is the Company's largest customer, representing approximately 26% of net sales in 1998 (21% former Chrysler and 5% former Daimler/Mercedes-Benz). General

Motors, the Company's second largest customer, with approximately 11% of sales, has become a significant customer as a result of substantial plastic fuel tank programs launched since 1996. These customers have ongoing supply relationships with the Company which are subject to continued satisfactory price, quality and delivery. The Company is the primary outside supplier of fuel pumps, the core of the FSDS, to DaimlerChrysler. In the past, the Company has capitalized on its fuel system components penetration to supply additional fuel system products, such as fuel modules and fuel rails, to DaimlerChrysler and Ford, and to assume a key role in the development of new fuel system products, such as ORVR devices. General Motors historically developed and produced substantially all of its fuel storage and delivery systems internally but recently has sourced a significant portion of plastic fuel tank programs to outside suppliers, including the Company.

         The Company has formed a joint venture ("VITEC") with a group of minority business owners to produce automotive components in Detroit's Empowerment Zone. VITEC is expected to manufacture FSDS products (including blow-molded plastic fuel tanks). General Motors has awarded $450 million of new business to the joint venture over a five-year period commencing in 1999. Chrysler has also awarded new business to the joint venture. In September 1996, the Company received a tax credit worth an estimated $13.6 million from the Michigan Economic Growth Authority for this new facility.

         Europe. In 1991, the Company began operations in Europe with the establishment of its Marwal Systems joint venture in France with Magneti Marelli S.p.A. of Italy to serve customers that include Fiat, Nissan, Peugeot, Renault, Rover, Saab and Volvo. The Company is the only integrated FSDS supplier in Europe, which has provided the Company with the immediate opportunity to increase its participation in the European automotive market. In addition, the Company is using its relationships in the U.S. to increase its sales to North American manufacturers in Europe. Similarly, the Company is leveraging its relationships with Mercedes-Benz, Peugeot, Renault, Saab, Volkswagen, Volvo and other European manufacturers to enhance the Company's marketing efforts with these European manufacturers around the world. Approximately 80% of the European light duty vehicles and 40% of the North American light duty vehicles are equipped with plastic fuel tanks. Management estimates that operations in Europe produced plastic fuel tanks accounting for approximately 19% of the European plastic fuel tank market in 1998.

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

         Asia. In December 1986, the Company entered into a joint venture in Japan known as Mitsuba-Walbro, Inc. with Mitsuba Electric Manufacturing Company to manufacture fuel pump components. In January 1998, the Company began production and sale of FSDS products in South Korea for the domestic South Korean automotive market.

         AUTOMOTIVE COMPETITION

         The Company competes with several other manufacturers, including the OEMs themselves, many of which have greater sales and financial resources than the Company. In the fuel pump market, the Company's major competitors include Robert Bosch GmbH, Denso Corp., Ltd., VDO (a division of Mannesmann), Visteon Automotive (Ford's component group) and Delphi Automotive Systems (formerly GM's component group). In the fuel rail market, the Company's major competitors include Delphi, Visteon Automotive, Echlin Inc. (which was acquired by Dana Corporation in 1998) and Siemens A.G. The

Company has competition in the fuel module market from Delphi, Robert Bosch GmbH, Denso Corp., VDO and Visteon Automotive. The Company's largest competitors in the plastic fuel tank market include Kautex Werke Reinold Hagen A.G. (which was acquired by Textron Inc. in January 1997), Solvay S.A., Plastic Omnium Industries, Inc. and Visteon Automotive. Steel tanks, manufactured primarily by the OEMs, also compete with the Company's plastic fuel tanks.

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

         AUTOMOTIVE SALES AND ENGINEERING SUPPORT

         Sales of the Company's FSDS products to automotive OEMs are made directly by the Company's sales/engineering force, who not only sell the products but assist customers with related engineering matters. Because of the automobile design process, the Company is generally able to determine a few years in advance the models for which it will supply products. The Company's sales force works closely with the Company's engineering departments and systems center in Auburn Hills in the research, design, development and improvement of its products. Since the Company's systems center in Europe was completed in 1998, the Company has additional design and research capabilities to provide OEMs in Europe with full-service product management. Because the Company has the capability to provide comprehensive engineering resources with respect to its product line and assume increasing responsibility for the development of FSDS products, the Company has been successful in responding to the decisions by OEMs to consolidate suppliers and reduce internal engineering resources.

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

         Growing Demand in Developing Countries. The Company expects significant growth in the demand for float feed carburetors in developing countries as per capita income increases and two-wheeled vehicles become more affordable. Production of two-wheeled vehicles in the People's Republic of China, for example, increased from approximately 49,000 units in 1980 to approximately 3.4 million in 1993, 5.2 million in 1994, 7.8 million in 1995 and management estimates 1997 and 1998 production to have been approximately 10.0 million units each year. In addition, management believes demand for diaphragm carburetors used in gasoline-powered portable tools will grow in these developing countries. The inaccessibility of electrical power distribution and geographic isolation of many projects, such as the clearing of land and highway construction, hinder the use of electric-powered equipment.

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

         SMALL ENGINE PRODUCTS

         The Company was founded as a manufacturer of carburetors for small engine products such as lawn mowers and marine engines, and later expanded its customer base to include manufacturers of chain saws, weed trimmers, snow blowers and two-wheeled vehicles. The Company's carburetor technology has continually evolved, with the Company now manufacturing diaphragm and float feed carburetors, ignition systems and other components for small engine products and aftermarket applications. The Company's diaphragm carburetor, float feed carburetor and ignition system sales accounted for 50%, 28% and 15%, respectively, of the Company's 1998 small engine net sales.

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

         SMALL ENGINE MARKETS AND CUSTOMER BASE

         The Company sells its small engine products in a global market. Carburetors and small engine ignitions are sold by the Company's sales and engineering staff directly to engine manufacturers. The Company sells a major portion of its diaphragm carburetors to most of the leading chain saw and weed trimmer manufacturers, including Poulan/Weedeater, Deere and Company (Homelite), Stihl Incorporated, McCulloch Corporation, Ryobi Ltd. and Kioritz (Echo) Corporation. The Company sells float feed carburetors to several of the leading manufacturers of small engines, including Briggs & Stratton Corporation, the world's largest small engine manufacturer. Mercury Marine, a major outboard engine manufacturer, buys approximately 75% of its outboard engine carburetors from the Company.

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

         SMALL ENGINE COMPETITION

         The Company has several competitors that manufacture diaphragm carburetors for the global small engine market, including Zama Industries, Ltd., Tillotson Commercial Motors Ltd. and Dell' Orto, some of which are divisions of large diversified organizations which have total sales and financial resources exceeding those of the Company. In the market for float feed carburetors, the Company has several competitors, including Briggs & Stratton and Tecumseh Products, both of which have greater sales and financial resources than the Company. The Company's major competitors in the ignition systems market are R.E. Phelon Company Inc. in the U.S.; Ikeda Denki, Oppama Kougyou, Iida Denki, Kokusan Denki in Japan; and other internal suppliers to engine manufacturers.

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

MANUFACTURING AND FACILITIES

         The Company conducts operations in approximately 2.4 million square feet of space in 28 locations. Six additional sites are operated as joint venture operations. The Company believes that substantially all of its property and equipment are in good condition. The Company has not experienced significant limitations on its ability to transfer products between, or sell products in, various countries.

         Each of the Company's manufacturing facilities practices advanced inventory control procedures and has installed statistical process controls to insure high levels of quality. In that regard, some of the Company's factories have received the Ford Q1 Award and the DaimlerChrysler QE Award. In connection with its sales to Saab, which is partially owned by General Motors, the Company's Norway facility has been named a General Motors supplier of the year five years in a row beginning in 1991. In 1995, Walbro Automotive was named Supplier of the Year by General Motors. Various other Company factories have been recognized by customers such as Mercury Marine, Stihl and Federal-Mogul Corporation for excellence in product quality and delivery.

         In addition, the Company's domestic automotive customers have cooperated in the development of a broad based quality procedure for which their suppliers are required to be certified. The procedure, known as QS 9000, has been derived from the International Standards Organization's ISO 9000 procedure and has become the primary quality discipline within the automotive industry. All but one of the Company's automotive manufacturing locations around the world have been certified.

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

PATENTS, RESEARCH AND PRODUCT DEVELOPMENT

         The Company owns approximately 165 U.S. patents plus 400 international patents in the fuel systems field and has a number of applications pending. These patents include proprietary ownership of designs for control devices for engines and engine systems, fuel pumps, fuel delivery systems, fuel regulators, fuel level sensors, fuel reservoirs and fuel system vapor control devices, carburetors and throttle bodies, as well as ancillary devices for engine and vehicle applications.

         Although these patents are significant to the Company, management believes that in many cases the adaptation and use of the technology involved and the proprietary process technology employed to manufacture these products are more important. The Company maintains a systems center in Michigan for the research, design and development of new products. The Company opened its new European engineering center in 1998. The Company's engineering departments also engage in design, development and testing. In 1998, 1997 and 1996, the Company spent approximately $12.9 million, $17.3 million and $18.4 million, respectively, for research and product development. The decrease in 1998 was almost entirely due to the reclassification of certain product engineering and testing expenses from research and development to cost of goods sold.

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

EMPLOYEES

         As of December 31, 1998, the Company had approximately 5,422 employees. The Company believes that its relations with its employees are satisfactory. All of the Company's approximately 600 European plant employees are unionized under their traditional national organizations. The Company's United States plant employees at two manufacturing sites in Michigan and one site in Connecticut (approximately 707) are unionized. All other United States employees are non-unioned. The Company's five-year contract with the bargaining unit for these Michigan plants expires in November 2003. A three-year contract with the Company's bargaining unit employees at Meriden, Connecticut expires March 20, 2002.

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

ITEM 2.  PROPERTIES
         The Company conducts operations in approximately 2.4 million square feet of space in a total of 28 locations. Six additional sites are operated as joint venture operations. The Company believes that substantially all of its property and equipment are in good condition.

ITEM 3.  LEGAL PROCEEDINGS
         The Company is not a party to any litigation, and is not aware of any pending or threatened litigation, that would have a material adverse effect on the Company or its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                           Market Price               DIVIDENDS
QUARTERS ENDED                 HIGH        Low        PER SHARE
                               ----        ---        ---------

December 31, 1998........      8 1/2      6 3/16         $ --
September 30, 1998.......     12 15/16    7 1/2            --
June 30, 1998............     14 1/8      8 5/8            --
March 31, 1998...........     15          11               --
                                                           --
                                                         $ --

December 31, 1997........      24 1/8     12             $.10
September 30, 1997.......      24 1/4     191/2           .10
June 30, 1997............      21 1/2     15              .10
March 31, 1997...........      19 1/4     161/2           .10
                                                           --
                                                         $.40



On February 23, 1999, the closing per share price was $10.00. The above prices do not include retail markup, markdown, or commission. As of February 23, 1999, the approximate number of shareholders was 1,024. Walbro is traded on the NASDAQ National Market ("NNM") and reported by NNM under the symbol "WALB".

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The results of operations of the Company for each of the years in the three-year period ended December 31, 1998 and balance sheet data as of December 31, 1998 and 1997, respectively, were derived from the audited Consolidated Financial Statements of the Company, and the notes thereto, appearing elsewhere in this Form 10-K.




                                                        Years Ended December 31,

                                        1998           1997         1996         1995           1994
                                        ----           ----         ----         ----           ----

                                                             (In Thousands, Except Per Share Data)

From Continuing Operations:
  Net Sales....................            $677,990  $ 619,905     $585,389     $459,272       $325,205
  Cost of Sales................             571,992    538,751      488,134      377,755        261,501
  Income (Loss) Before Extraordinary
     Item......................               5,191    (36,627)      11,229       13,830         14,595
  Income (Loss) Per Share Before
     Extraordinary Item
     (basic and diluted).......                0.60      (4.23)        1.30         1.61           1.70
Cash Dividends Per Share.......                  --       0.40         0.40         0.40           0.40
Working Capital................              96,926     75,273       68,275       95,713         58,378
Total Assets...................             648,667    610,593      589,649      493,473        257,366
Long-Term Debt.................             324,289    291,393      291,723      233,389         66,136
Stockholders' Equity...........              77,556     69,866      137,733      135,427        127,915

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         The following is a discussion of the financial condition and results of operations of the Company for the years ended December 31, 1998, 1997 and 1996.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO 1997, 1997 COMPARED TO 1996

         SALES. The Company reported sales in 1998 of $678.0 million, an increase of 9.4% from $619.9 million in 1997. The 1998 increase was generated by a 8.6% increase in sales to the automotive original equipment market, a 13.1% increase to the small engine market and a 12.8% increase in aftermarket sales. Sales in 1997 of $619.9 million were 5.9% higher than the 1996 sales of $585.4 million. The 1997 sales increase came from increased automotive product sales in North and South America and increased sales to the small engine market partially offset by lower sales to the European automotive market caused by lower foreign currency exchange rates. In addition, aftermarket sales increased by 17.5% in 1997 compared to 1996.

         Sales of the Company's automotive products were $497.4 million in 1998 compared to $458.0 million in 1997, an increase of 8.6%. In 1998, North American automotive product sales were up 11.4%, despite the General Motors strike that affected sales in the second and third quarters by approximately $7.0 million and several other factors which are described as follows. The Company sold its automotive steel fuel rail operations in 1998, which represented a $17.2 million decline in automotive sales for 1998 compared to 1997. The Company also began to phase out the sale of component parts for fuel pumps to its joint ventures (the joint ventures now buy direct from the parts manufacturers) which reduced U.S. automotive sales by $17.3 million for 1998. The North American and European automotive sales increase in 1998 resulted from increased sales of plastic fuel tank systems as plastic fuel tanks continue to replace steel fuel tanks in both markets. Sales of the Company's automotive products in Europe were up 5.0% for 1998 compared to 1997. However, automotive product sales in Brazil were down 22.0% due to the economic disruptions and reduced vehicle sales in that market. The Company's new plastic fuel tank plant in South Korea started production in January 1998 and added $2.6 million of new sales.

         The 1997 sales of automotive products were $458.0 million, an increase of 4.4% compared to $438.6 million in 1996. The increase resulted from increased sales of plastic fuel tank systems to both North and South American OEM customers, partially offset by lower sales of steel fuel rails in the U.S. and lower sales dollars from the Company's European operations due to foreign currency exchange rates, which declined 16% compared to the U.S. dollar. The lower sales growth in North America during 1997 was due to insourcing of fuel pumps and fuel modules by Ford Motor Company, and lower shipments to Chrysler in the second quarter of 1997 because of a strike at Chrysler's Mound Road Engine Plant.

         Sales of the Company's small engine products were $142.4 million in 1998, an increase of 13.1%, compared to $125.9 million in 1997, which had increased by 7.5% in 1997 compared to $117.1 million in 1996. The most significant factors driving the 1998 sales increase was an 11.8% increase in diaphragm carburetor sales, a 23.7% increase in ignition systems sales and an 80.4% increase in float feed carburetor sales in The People's Republic of China ("PRC"). For both ignition systems and PRC carburetors, the Company increased its production capacity and broadened its product offering during 1997 and 1998, which resulted in increased sales during 1998. The Company also gained market share in The PRC during 1998 as importers lost sales due to higher import taxes. The 1997 increase in small engine products was driven by a 25.9% increase in ignition systems and a 6.4% increase in motorcycle carburetor sales in The

PRC. The 1997 PRC sales were less than expected as the Company experienced a significant reduction in orders during the second half of 1997 as customers reduced excess motorcycle inventories.

         Sales of the Company's aftermarket products were $33.2 million in 1998, an increase of 12.5%, compared to $29.5 million in 1997, which had increased by 17.5% compared to $25.1 million in 1996. Aftermarket sales growth in both years was primarily due to growth in automotive product sales generated by the addition of new products offered to aftermarket customers and by adding new customers.

         COST OF SALES. Cost of sales was $572.0 in 1998 compared to $538.8 million in 1997 compared to $488.1 million in 1996. Cost of sales as a percent of sales was 84.4% in 1998 compared to 86.9% in 1997 compared to 83.4% in 1996 and consequently gross margin was 15.6% in 1998 compared to 13.1% in 1997 compared to 16.6% in 1996. Gross margin increased in 1998 due to higher production volumes at most plants, lower launch costs for new plastic tank programs and the benefits of the restructuring program started during the fourth quarter of 1997. The restructuring program resulted in headcount reductions, closure of the Company's small engine carburetor plant in Singapore and sale of the Company's automotive steel fuel rail operations -- all of which contributed to higher gross margin in 1998.

         Gross margin declined in 1997 compared to 1996 because of lower margins in both automotive and small engine products. Lower automotive gross margin was due to a number of factors including the following: change in the mix of products sold in the U.S., high launch costs for new plastic fuel tank programs, start-up cost for new plants in Argentina and South Korea, relocation of two plants in Europe and increased warranty costs. The change in mix of products sold involved increased volume of new plastic fuel tank systems, which carry lower gross margins since they include a high level of purchased components. In addition, sales volume for steel fuel rails, fuel pumps and fuel modules was lower in 1997 because of Ford in-sourcing of fuel systems, the Chrysler strike and lower production of U.S. passenger cars.

         The lower gross margin in 1997 for small engine products was caused by start-up costs for the new plant in The PRC, lower volume at both facilities in The PRC, the one-time cost of moving two plants in Mexico and increased warranty costs.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and Administrative ("S&A") expenses were $55.6 million in 1998, a decrease of 8.6%, compared to $60.8 million in 1997. S&A expenses in 1997 included a number of one-time items totaling $5.1 million which included increased professional fees, financing fees for modifications to bank loan agreements, legal fees, settlement of legal claims and other one-time charges. 1997 S&A expenses were also higher due to the addition of new facilities in Argentina, South Korea and The PRC. The decrease in 1998 was primarily due to headcount reductions and the sale of the Company's steel fuel rail operations when compared to 1997 excluding the one-time charges in 1997. As a percent of sales, S&A expenses were 8.2% in 1998, 9.8% in 1997 and 8.9% in 1996.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and Development ("R&D") expenses were $12.9 million in 1998, a decrease of 25.4%, compared to $17.3 million in 1997 which declined by 6.0% compared to $18.4 million in 1996. The decline in both 1998 and 1997 was caused by a shift of engineers out of R&D activities and into product engineering activities, which is included in cost of sales.

         RESTRUCTURING AND IMPAIRMENT CHARGES. During the fourth quarter of 1997, the Company recorded a $27.0 million pretax charge for restructuring its operations and other actions. The charge was comprised of a $17.0 million charge for restructuring and a $10.0 million charge associated with asset impairments. The restructuring actions included divestiture of the Company's Ligonier, Indiana steel fuel rail manufacturing facility and disposition of its interest in U.S. Coexcell Inc., a manufacturer of blow-molded plastic drums in Maumee, Ohio. In addition, the Company consolidated its small engine operations in the Asia Pacific region and restructured its European automotive fuel tank operations. The asset impairment charge included the write down to net realizable value certain tooling, machinery and equipment, write off of its interest in Saginaw Plastics, an injection molder in Saginaw, Michigan and charges related to its Korean automotive activities. Lastly, the restructuring charge included a corporate-wide headcount reduction of approximately 10 percent including reductions related to the divestitures and restructuring. All of the restructuring activities were completed during 1998 except for the divestiture of U.S. Coexcell Inc.

         INTEREST EXPENSE. Interest expense was $31.8 million in 1998 compared to $25.4 million in 1997 and $20.5 million in 1996. In May 1998, the Company obtained a new $150 million bank secured credit facility and in December 1997 the Company sold $100 million of its 10.125% senior notes and used the proceeds to repay the previous secured credit facilities, for working capital and for capital expenditures. The higher interest expense in both 1998 and 1997 was due to higher levels of borrowing in each year and the shift to a higher percentage of long-term fixed rate debt which raised the average cost of borrowing in each year.

         INTEREST INCOME. Interest income was $3.2 million in 1998 compared to $0.7 million in 1997 and $2.7 million in 1996. The higher amounts in 1998 and 1996 were the result of interest income recorded for interest from the Internal Revenue Service for interest due related to income tax refunds for prior years.

         ROYALTY INCOME. Royalty income was $3.2 million in 1998 compared to $3.9 million in 1997 and $1.4 million in 1996. The increased royalty income in 1997 versus 1996 was the result of receiving royalty income from the Marwal joint ventures starting in the fourth quarter of 1996 and receiving a full year in 1997. The decline in 1998 compared to 1997 resulted from lower sales by the Marwal joint ventures in Brazil and Argentina.

         INCOME TAXES. The provision for income taxes was $4.0 million in 1998 compared to a credit for income taxes of $10.1 million in 1997 and a provision of $3.1 million in 1996. The effective tax rate in 1998 was 28.1% due to a large portion of the taxable income earned in France, Germany and Japan, which have higher income tax rates than the U.S. which was more than offset by the benefit from tax deductible preferred stock dividends. The credit in 1997 was the result of the taxable loss recorded in 1997 from the restructuring and other one-time charges.

         JOINT VENTURE INCOME. The Company's equity in income of joint ventures was $0.8 million in 1998 compared to $3.1 million in 1997 and $4.2 million in 1996. The decrease in 1998 resulted from start-up costs at VITEC, the Company's joint venture in Detroit's Empowerment Zone and by reduced earnings at other automotive joint ventures around the world which were adversely affected by the strong U.S. dollar. In addition, the Marwal joint ventures in Brazil and Argentina were also affected by the difficult economic conditions in that region. The decline in 1997 compared to 1996 resulted from lower earnings at the Marwal joint ventures due to the payment of royalties to the Company, start-up costs for Marwal Argentina and losses at Korea Automotive Fuel Systems, the Company's joint venture in South Korea.

         MINORITY INTEREST. Minority interest was $5.8 million in 1998 compared to $5.0 million in 1997 and $0.5 million in 1996. The 1998 increase was due to a full year of preferred dividends paid in 1998 on the Convertible Preferred Securities of Walbro Capital Trust issued in February 1997. The 1996 minority interest represented only minority earnings from less than wholly owned subsidiaries.

         INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND INCOME (LOSS) PER SHARE BEFORE EXTRAORDINARY ITEM. Income before extraordinary item was $5.2 million in 1998 compared to a loss of $36.6 million in 1997 and income of $11.2 million in 1996. Income per share before extraordinary item was $0.60 in 1998 compared to loss per share before extraordinary item of $4.23 in 1997 and income per share of $1.30 in 1996.

         EXTRAORDINARY ITEM. The extraordinary item in 1998 was $1.5 million net of tax for the early payment premium for the retirement of the 2004 Senior Notes that occurred in May 1998.

         NET INCOME (LOSS) AND INCOME (LOSS) PER SHARE. Net income in 1998 was $3.7 million compared to a net loss of $36.6 million in 1997 and net income of $11.2 million in 1996. Net income per share was $0.43 in 1998 compared to net loss per share of $4.23 in 1997 and net income per share of $1.30 in 1996. The net loss for 1997 was the result of the reasons stated above including the restructuring charge, warranty reserve and other one-time charges.

         INFLATION. Inflation potentially affects the Company in two principal ways. First, a portion of the Company's debt is tied to prevailing short-term interest rates which may change as a result of inflation rates, translating into changes in interest expense. Second, general inflation can impact material purchases, labor and other costs. In many cases, the Company has limited ability to pass through inflation-related cost increases due to the competitive nature of the markets that the Company serves. In the past three years, however, inflation has not been a significant factor for the Company.

         FOREIGN CURRENCY TRANSACTIONS. Approximately 49% of the Company's sales during 1998 were derived from international manufacturing operations in Europe, Asia, South America and Mexico. The financial position and the results of operations of the Company's subsidiaries in Europe (31% of sales), Asia (8% of sales) and South America (2% of sales) are measured in local currency of the countries in which they operate and translated into U.S. dollars. The effects of foreign currency fluctuations in those regions are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which sales are generated, and the reported income of these subsidiaries will be higher or lower, depending on a weakening or strengthening of the U.S. dollar.

         For the Company's subsidiary in Mexico (8% of sales) the expenses are generally incurred in the local currency but sales are generated in U.S. dollars; therefore, results of operations are more directly influenced by a weakening or strengthening of the local currency versus the U.S. dollar.

         Approximately 44% of the Company's assets at December 31, 1998, are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company's consolidated stockholders' equity will fluctuate depending upon the strengthening or weakening of the U.S. dollar. In addition, the Company has equity investments in unconsolidated joint ventures in Argentina, Brazil, France, Japan and Mexico. The Company's reported income from these joint ventures will be higher or lower depending upon a weakening or strengthening of the U.S. dollar.

         The Company's strategy for management of currency risk relies primarily upon the use of forward currency exchange contracts to manage its exposure to foreign currency fluctuations related to its firm commitments in foreign currencies.

         THE YEAR 2000 ISSUE. The year 2000 issue ("Y2K") is the result of computer programs that were written using two digits (rather than four) to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

         The Company is actively participating in the Automotive Industry Action Group ("AIAG") for Y2K and is using AIAG procedures and standards as the guideline for compliance. The Company's plan for compliance includes several phases: (1) awareness, (2) assessment, (3) renovation, (4) validation and (5) implementation. Each phase considers the impact of Y2K on information technology systems, embedded technology (i.e. machinery and equipment with date sensitive technology) and the Company's suppliers. None of the Company's products include date sensitive technology.

         The Company is currently at various stages of completion within each phase. The Company has completed its assessment of its information technology systems and embedded technology identifying those that need further evaluation. The Company has also identified critical suppliers that need evaluation. This phase of the process includes obtaining compliance certificates from suppliers for all existing systems and embedded technology that are already Y2K compliant and obtaining compliance certificates for all significant vendors.

         The renovation phase, which is also in process, includes obtaining revised software for existing systems and purchasing new computer programs and replacement computer hardware for non-compliant systems. This phase is expected to be complete by June 30, 1999. The estimated cost associated with the purchase of these items is approximately $2.3 million. Existing staff will do all of the implementation and testing. The Company does not have a project tracking system that tracks the cost and time that its own internal employees spend on the Y2K project. The validation and implementation phases are also in process and are expected to be completed by June 30, 1999.

         Management believes that this plan will effectively mitigate the risks associated with Y2K. A worst-case scenario with respect to a Y2K failure in a key internal system or supplier system would result in shipments of product to customers to be temporarily interrupted. This could result in missing production schedules with customers, which in turn could lead to lost sales and profits for the Company and our customers.

         As part of the Y2K strategy, we are in the process of developing contingency plans on a site-by- site, system-by-system basis. These plans include identifying alternative sources of materials and components as well as potentially stockpiling some key raw materials. All plans will be documented and will be executed if necessary.

         LIQUIDITY AND CAPITAL RESOURCES. As of December 31, 1998, the Company had outstanding $14.4 million in short-term debt, including current portion of long-term debt, and $324.3 million in long-term debt. The approximate minimum principal payments required on the Company's long-term debt in each of the five fiscal years subsequent to December 31, 1998 are $2.4 million in 1999, $2.6 million in 2000, $2.6 million in 2001, $2.0 million in 2002, $95.9 million in 2003 and $221.3 million thereafter.

         In May 1998, the Company obtained a $150 million Credit Facility consisting of $125 million revolving line of credit and a $25 million capital expenditure facility. The new credit facility is available for five years. Proceeds of the new credit facility were initially used to retire $30 million under the previous credit facility; to pay off the Purchase Money Loan Agreement; to pay off the $45 million Senior Notes due 2004 including an early retirement premium of $2.0 million. In addition, the facility will be used to finance capital expenditures and to meet working capital needs. At December 31, 1998, the Company had borrowed $93.1 million on the revolving line of credit and $2.5 million of the capital expenditure facility.

         The Company's plans for 1999 capital expenditures for facilities, equipment and tooling total approximately $40 million. The Company intends to finance the capital expenditures with the credit facility, potential lease financing, funds available in the capital markets and cash from operations.

         As of December 31, 1998, accounts receivable amounted to $154.4 million, an increase of $9.4 million, compared to $145.0 million at December 31, 1997. The increase in accounts receivable was due to higher sales, larger amounts of accounts receivable for customer tooling and additional sales to foreign customers with longer payment terms. The average collection period at December 31, 1998 was 90.2 days compared to the average collection period at December 31, 1997 of 85.3 days.

         Management believes that the Company's long-term cash needs will continue to be provided principally by operating activities supplemented, to the extent required, by borrowing under the Company's existing and future credit facilities and by access to the capital markets. Management expects to replace these credit facilities as they expire with comparable facilities.

         SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. The statements contained in this discussion that are not historical facts are forward-looking statements subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Whenever possible, the Company has identified these forward-looking statements by words such as "anticipating," "believes," "estimates," "expects," and similar expressions. The Company cautions readers of this discussion that a number of important factors could cause the Company's actual consolidated results for 1999 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These important factors include, without limitation, changes in demand for automobiles and light trucks, relationships with significant customers, price pressures, the timing and structure of future acquisitions or dispositions including the restructuring program announced during the fourth quarter of 1997, impact of environmental regulations, the year 2000 computer issue, continued availability of adequate funding sources, currency and other risks inherent in international sales, and general economic and business conditions. These important factors, and other factors which could affect the Company's results, are more fully disclosed in the Company's filings with the Securities and Exchange Commission. Readers of this discussion are referred to such filings. The Company assumes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated balance sheets are as of December 31, 1998 and 1997 and the consolidated statements of income, cash flows and stockholders equity are for each of the years ended December 31, 1998, 1997 and 1996.

         Report of Independent Public Accountants, page F-1.

         Consolidated Balance Sheets, page F-2.

         Consolidated Statements of Income, page F-3.

         Consolidated Statements of Stockholders' Equity, page F-4.

         Consolidated Statements of Cash Flows, page F-5.

         Notes to Consolidated Financial Statements, pages F-6 through F-22.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference to "Election of Directors" on pages 2 through 5, "Identification of Other Executive Officers" on page 7 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 7 of the Company's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 4, 1999 (the "1999 Proxy Statement").


ITEM 11. EXECUTIVE COMPENSATION

         Incorporated by reference to "Executive Compensation" on pages 8 through 11 and "Compensation of the Board of Directors" on page 5 of the 1999 Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         Incorporated by reference to "Security Ownership of Certain Beneficial Owners and Management" on pages 13 and 14 of the 1999 Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference to "Indebtedness of Management" on page 7 of the 1999 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
         8-K

   (a)   The following documents are filed as part of this Form 10-K:

         1. The following consolidated financial statements of the Company and its subsidiaries, together with the applicable report of independent public accountants, are included in Item 8:

               Report of Independent Public Accountants, page F-1.

               Consolidated Balance Sheets at December 31, 1998 and 1997, page F-2.

               Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996, page F-3.

               Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996, page F-4.

               Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996, page F-5.

               Notes to Consolidated Financial Statements, page F-6 through
               F-22.

         2. The following consolidated supplemental financial information of the Company and its subsidiaries for the three years ended December 31, 1998, 1997 and 1996 is filed as part of this Form 10-K.

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

         4.5  Form of Guarantee (included in Exhibit 4.1).

         4.6 Loan Agreement between Walbro Automotive Corporation and the Town of Ossian, Indiana, dated as of December 1, 1993, filed as Exhibit
              4.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993. (2)

         4.7 Indenture for the 9 7/8% Senior Notes due 2005 dated as of July 27, 1995 among the Company, Walbro Automotive Corporation, Walbro Engine Management Corporation, Sharon Manufacturing Company, Whitehead Engineered Products, Inc. and Bankers Trust Company, as Trustee (including form of Exchange Note), filed as Exhibit 2.3 to the Company's Current Report on Form 8-K dated July 27, 1995. (2)

         4.8 Certificate of Trust of Walbro Capital Trust dated December 17, 1996 filed as Exhibit 4.10 to the Company's Registration Statement on Form S-3, File No. 333-18317. (2)

         4.9 Amended and Restated Declaration of Trust of Walbro Capital Trust dated as of February 3, 1997 among Walbro Corporation, as Sponsor, Bankers Trust (Delaware), as Delaware Trustee, and Lambert E. Althaver, Daniel L. Hittler and Michael A. Shope, as Regular Trustees, filed as Exhibit 4.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (2)

         4.10 Indenture between Walbro Corporation and Bankers Trust Company, as Indenture Trustee, dated as of February 3, 1997, filed as Exhibit
              4.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (2)

         4.11 Form of Preferred Security issued by Walbro Capital Trust, included as Exhibit A-1 to Exhibit 4.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
              (2)

         4.12 Convertible Debenture issued by Walbro Corporation to Walbro Capital Trust, included as Exhibit A to Exhibit 4.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (2)

         4.13 Preferred Securities Guarantee Agreement between Walbro Corporation, as Guarantor, and Bankers Trust Company, as Guarantee Trustee, with respect to the Preferred Securities of Walbro Capital Trust dated as of February 3, 1997, filed as Exhibit 4.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (2)

EXHIBIT NO.

        4.14 Rights Agreement dated as of June 30, 1998 between Walbro Corporation and Harris Trust and Savings Bank, filed as
                  Exhibit 1 to the Company's Registration Statement on Form 8-A filed on July 8, 1998. (2)
        4.15 Financing and Security Agreement between the Company and NationsBank N.A., as Administrative Agent and Lender, dated May 29, 1998. (1)
        4.16 Amendment No. 1 to the Financing and Security Agreement between the Company and NationsBank, N.A., as Administrative Agent and Lender, dated December 31, 1998. (1)
        10.1 Joint Venture Agreement between the Company and Mitsuba Electric Manufacturing Company, Ltd. dated December 12, 1986, filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1986. (2)
        10.2 The Company's Amended and Restated Equity Based Long-Term Incentive Plan effective as of June 20, 1994. (1)(3)
        10.3 Retirement Income Plan for Directors dated February 9, 1988, filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988. (2)(3)
        10.4 The Company's Employee Stock Ownership Plan dated August 15, 1989, filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989. (2)
        10.5      Walbro Engine Management Incentive Compensation Plan, filed as
                  Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
                  (2)(3)
        10.6 Joint Venture Agreement dated June 17, 1991 between the Company and Jaeger S.A., an indirect, majority-controlled subsidiary of Magneti Marelli S.p.A., relating to the Marwal Systems S.A. joint venture, filed as Exhibit 10.23 to the Company's Registration Statement on Form S-2, File No. 33-41425. (2)
        10.7 Joint Venture Agreement between the Company and Jaeger S.A. dated as of January 1, 1993 relating to the Marwal do Brasil joint venture, filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992. (2)
        10.8 The Company's Advantage Plan, filed as the Exhibit to the Company's Registration Statement on Form S-8 filed October 28, 1991. (2)(3)
        10.9 Joint Venture Contract among Walbro Engine Management Corporation, Fujian Fuding Carburetor Factory and Twin Winner Trading Co., Ltd. dated December 30, 1993 relating to the Fujian Hualong Carburetor Co. Ltd. joint venture, filed as
                  Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. (2)
        10.10 Agreement among the Company, Walbro Automotive Corporation and Magneti Marelli France S.A. dated February 7, 1995, filed as
                  Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. (2)
        10.11 Purchase and Sale Agreement dated as of April 7, 1995 between the Company and Dyno Industrier AS, filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995. (2)
        10.12 Addendum to Purchase and Sale Agreement between the Company and Dyno Industrier AS dated as of July 27, 1995, filed as
                  Exhibit 2.2 to the Company's Current Report on Form 8-K dated July 27, 1995. (2)
        10.13 General Partnership Agreement dated August 18, 1995 between Iwaki Diecast U.S.A., Inc. and Walbro Tucson Corp., filed as
                  Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. (2)
        10.14 Employment Agreement between the Company and Daniel L. Hittler dated August 16, 1996, filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (2)(3)

EXHIBIT NO.

        10.15 Termination and Change of Control Agreement between the Company and Daniel L. Hittler dated August 16, 1996, filed as
                  Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (2)(3)
        10.16 Employment Agreement between the Company and Michael A. Shope dated August 16, 1996, filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (2)(3)
        10.17 Termination and Change of Control Agreement between the Company and Michael A. Shope dated August 16, 1996, filed as
                  Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (2)(3)
        10.18 Employment Agreement between the Company and Robert H. Walpole dated August 16, 1996, filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (2)(3)
        10.19 Termination and Change of Control Agreement between the Company and Robert H. Walpole dated August 16, 1996, filed as
                  Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (2)(3)
        10.20 Employment Agreement between the Company and R.H. Whitehead III dated August 16, 1996, filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (2)(3)
        10.21 Termination and Change of Control Agreement between the Company and R.H. Whitehead III dated August 16, 1996, filed as
                  Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (2)(3)
        10.22 Amended and Restated Employment Agreement between the Company and Frank E. Bauchiero effective as of April 17, 1998. (1)(3)
        10.23 Amended and Restated Termination and Change of Control Agreement between the Company and Frank E. Bauchiero effective as of April 17, 1998. (1)(3)
        10.24     The Company's Broad-Based Long Term Incentive Plan, filed as
                  Exhibit 10.33 to the Company's Registration Statement on Form S-4, File No. 333-45693. (2)
        21.1      Subsidiaries of the Company. (1)
        23.1      Consent of Arthur Andersen LLP. (1)
        27.1      Financial Data Schedule. (1)

------------------
(1)      Filed herewith.
(2)      Incorporated by reference.
(3)      Management contract or compensatory plan or arrangement.


         (b)      Reports on Form 8-K:

         There was no report on Form 8-K filed during the last quarter of the period covered by this Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1999.

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



         SIGNATURE                                      TITLE                                 DATE
         ---------                                      -----                                 ----
                                    PRESIDENT, CHIEF OPERATING OFFICER AND
  /S/ FRANK E. BAUCHIERO              DIRECTOR (PRINCIPAL EXECUTIVE OFFICER)             MARCH 29, 1999
-----------------------------
    FRANK E. BAUCHIERO

                                    CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL
   /S/ MICHAEL A. SHOPE               AND ACCOUNTING OFFICER)                            MARCH 29, 1999
-----------------------------
     MICHAEL A. SHOPE

     /S/ JOHN E. UTLEY              CHAIRMAN OF THE BOARD                                MARCH 29, 1999
-----------------------------
       John E. Utley

   /S/ VERNON E. OECHSLE            DIRECTOR                                             MARCH 29, 1999
-----------------------------
     VERNON E. OECHSLE

   /S/ ROBERT D. TUTTLE             DIRECTOR                                             MARCH 29, 1999
----------------------------
     ROBERT D. TUTTLE

 /S/ WILLIAM T. BACON, JR.          DIRECTOR                                             MARCH 29, 1999
-----------------------------
   WILLIAM T. BACON, JR.

   /S/ ROBERT H. WALPOLE            DIRECTOR                                             MARCH 29, 1999
-----------------------------
     Robert H. Walpole

 /S/ J. DWANE BAUMGARDNER           DIRECTOR                                             MARCH 29, 1999
-----------------------------
   J. DWANE BAUMGARDNER


REPORT OF INDEPENDENT
PUBLIC ACCOUNTANTS

Walbro Corporation & Subsidiaries


TO THE BOARD OF DIRECTORS AND
STOCKHOLDERS OF WALBRO CORPORATION:

We have audited the accompanying consolidated balance sheets of Walbro Corporation (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Marwal Systems, S.N.C. and Marwal do Brasil Ltda., the investments in which are reflected in the accompanying consolidated financial statements using the equity method of accounting. The investments in Marwal Systems, S.N.C. and Marwal do Brasil Ltda. together represent 3.9% and 3.7% of consolidated total assets in 1998 and 1997, respectively, and the equity in their net income together represents income of $1,559,000, $3,710,000 and $4,560,000 in 1998, 1997 and 1996, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the reports of the other auditors.

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

  In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Walbro Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Detroit, Michigan,
February 17, 1999.

Walbro Corporation & Subsidiaries
--------------------------------------------------------------------------------
CONSOLIDATED
BALANCE SHEETS
December 31,
1998 and 1997

                                                                  1998           1997
                                                              --------       --------
                                                                       (In Thousands,
                                                                   Except Share Data)
ASSETS
Current Assets:
  Cash......................................................  $ 19,647       $ 13,539
  Accounts receivable, net..................................   154,416        144,985
  Inventories...............................................    60,871         56,207
  Prepaid expenses and other................................    11,734         17,405
  Deferred and refundable income taxes......................    10,735          8,519
                                                              --------       --------
     Total Current Assets...................................   257,403        240,655
                                                              --------       --------
Plant and Equipment, at cost:
  Land......................................................     4,905          5,230
  Buildings and improvements................................    94,842         90,099
  Machinery and equipment...................................   308,151        297,032
                                                              --------       --------
                                                               407,898        392,361
  Less--Accumulated depreciation............................   129,357        116,991
                                                              --------       --------
     Net Plant and Equipment................................   278,541        275,370
                                                              --------       --------
Other Assets:
  Assets held for sale......................................     3,175             --
  Joint ventures............................................    38,435         26,681
  Investments...............................................     2,690          3,261
  Goodwill, net.............................................    31,887         32,803
  Notes receivable..........................................     2,023            126
  Deferred income taxes.....................................     5,612          8,179
  Other.....................................................    28,901         23,518
                                                              --------       --------
     Total Other Assets.....................................   112,723         94,568
                                                              --------       --------
     Total Assets...........................................  $648,667       $610,593
                                                              ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt.........................  $  2,403       $ 13,960
  Bank and other borrowings.................................    12,012         26,204
  Accounts payable..........................................   114,133         84,209
  Accrued liabilities.......................................    31,009         39,221
  Dividends payable.........................................       920          1,788
                                                              --------       --------
     Total Current Liabilities..............................   160,477        165,382
                                                              --------       --------
Long-Term Liabilities:
  Long-term debt, less current portion......................   324,289        291,393
  Pension obligations and other.............................    11,585         11,823
  Deferred income taxes.....................................     4,535          2,077
  Minority interest.........................................     1,225          1,052
                                                              --------       --------
     Total Long-Term Liabilities............................   341,634        306,345
                                                              --------       --------
Company-obligated mandatorily redeemable convertible
  preferred securities of Walbro Capital Trust holding
  solely convertible debentures.............................    69,000         69,000
Stockholders' Equity:
  Common stock, $.50 par value; authorized 25,000,000;
     outstanding 8,688,294 in 1998 and 8,682,595 in 1997....     4,344          4,341
  Paid-in capital...........................................    66,088         66,151
  Retained earnings.........................................    37,656         33,938
  Deferred compensation.....................................      (125)          (379)
  Accumulated other comprehensive income....................   (30,407)       (34,185)
                                                              --------       --------
     Total Stockholders' Equity.............................    77,556         69,866
                                                              --------       --------
     Total Liabilities and Stockholders' Equity.............  $648,667       $610,593
                                                              ========       ========

The accompanying notes are an integral part of these statements.

Walbro Corporation & Subsidiaries
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS
OF INCOME
For the years ended
December 31,
1998, 1997 and 1996

                                                       1998             1997             1996
                                                   --------         --------         --------
                                                     (In Thousands, Except Per Share Data)
Net Sales......................................    $677,990         $619,905         $585,389
Costs and Expenses:
  Cost of sales................................     571,992          538,751          488,134
  Selling and administrative expenses..........      55,643           60,786           52,177
  Research and development expenses............      12,883           17,289           18,400
  Restructuring and impairment charges.........          --           27,000               --
                                                   --------         --------         --------
Operating Income (Loss)........................      37,472          (23,921)          26,678
Other Expense (Income):
  Interest expense, net of capitalized interest
     of $204 in 1998, $1,207 in 1997 and $3,683
     in 1996...................................      31,806           25,410           20,535
  Interest income..............................      (3,177)            (674)          (2,716)
  Royalty income, net..........................      (3,228)          (3,878)          (1,410)
  Foreign currency exchange gain...............      (1,262)            (308)             (70)
  Other........................................        (785)             365              (63)
                                                   --------         --------         --------
Income (Loss) Before (Provision) Credit for
  Income Taxes, Minority Interest, Equity in
  Income of Joint Ventures and Extraordinary
  item.........................................      14,118          (44,836)          10,402
(Provision) Credit for Income Taxes............      (3,967)          10,131           (3,075)
Minority Interest..............................      (5,806)          (5,035)            (285)
Equity in Income of Joint Ventures.............         846            3,113            4,187
                                                   --------         --------         --------
Income (Loss) before Extraordinary Item........       5,191          (36,627)          11,229
Extraordinary Item (net of tax of $762)........      (1,473)              --               --
                                                   --------         --------         --------
Net Income (Loss)..............................    $  3,718         $(36,627)        $ 11,229
                                                   ========         ========         ========
Basic and Diluted Income (Loss) Per Share
  before Extraordinary Item....................    $   0.60         $  (4.23)        $   1.30
Extraordinary Item.............................       (0.17)              --               --
                                                   --------         --------         --------
Basic and Diluted Net Income (Loss) Per
  Share........................................    $   0.43         $  (4.23)        $   1.30
                                                   ========         ========         ========

CONSOLIDATED STATEMENTS
OF COMPREHENSIVE
INCOME
For the years ended
December 31,
1998, 1997 and 1996


Net Income (Loss)..............................    $  3,718         $(36,627)        $ 11,229
Other Comprehensive Income, net of tax:
  Minimum pension liability adjustment.........          --               --               63
  Unrealized loss on securities available for
     sale......................................        (207)            (620)            (139)
  Cumulative translation adjustments...........       3,985          (28,226)          (6,580)
                                                   --------         --------         --------
Other Comprehensive Income (Loss)..............       3,778          (28,846)          (6,656)
                                                   --------         --------         --------
Comprehensive Income (Loss)....................    $  7,496         $(65,473)        $  4,573
                                                   ========         ========         ========

The accompanying notes are an integral part of these statements.

Walbro Corporation & Subsidiaries
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS
OF STOCKHOLDERS' EQUITY
For the years ended
December 31,
1998, 1997 and 1996

                                                                                    Accumulated Other
                                                                                  Comprehensive Income
                                                                         ---------------------------------------
                                                                                      Unrealized
                                                                                      Gain (Loss)
                                                                          Minimum    on Securities   Cumulative
                            Common   Paid-in   Retained     Deferred      Pension      Available     Translation
                            Stock    Capital   Earnings   Compensation   Liability     for Sale      Adjustments
                            ------   -------   --------   ------------   ---------   -------------   -----------
                                                     (In Thousands, Except Share Data)
Balance--
  December 31, 1995.......  $4,290   $64,381   $ 66,256      $(817)         $(63)        $ 827        $    553
  Exercise of stock
    options...............     21        750         --         --            --            --              --
  ESOP debt payments......     --         --         --        408            --            --              --
  Restricted stock
    issued................     15        543         --       (558)           --            --              --
  Net income..............     --         --     11,229         --            --            --              --
  Adjust minimum pension
    liability.............     --         --         --         --            63            --              --
  Cash dividends ($.40 per
    share)................     --         --     (3,446)        --            --            --              --
  Change in market value
    of securities
    available for sale....     --         --         --         --            --          (139)             --
  Translation
    adjustments...........     --         --         --         --            --            --          (6,580)
                            ------   -------   --------      -----          ----         -----        --------
Balance--
  December 31, 1996.......  4,326     65,674     74,039       (967)           --           688          (6,027)
  Exercise of stock
    options...............     15        477         --         --            --            --              --
  ESOP debt payments......     --         --         --        408            --            --              --
  Change in restricted
    stock.................     --         --         --        180            --            --              --
  Net loss................     --         --    (36,627)        --            --            --              --
  Cash dividends ($.40 per
    share)................     --         --     (3,474)        --            --            --              --
  Change in market value
    of securities
    available for sale....     --         --         --         --            --          (620)             --
  Translation
    adjustments...........     --         --         --         --            --            --         (28,226)
                            ------   -------   --------      -----          ----         -----        --------
Balance--
  December 31, 1997.......  4,341     66,151     33,938       (379)           --            68         (34,253)
  Exercise of stock
    options...............      3         54         --         --            --            --              --
  ESOP debt payments......     --         --         --        408            --            --              --
  Change in restricted
    stock.................     --       (117)        --       (154)           --            --              --
  Net income..............     --         --      3,718         --            --            --              --
  Change in market value
    of securities
    available for sale....     --         --         --         --            --          (207)             --
  Translation
    adjustments...........     --         --         --         --            --            --           3,985
                            ------   -------   --------      -----          ----         -----        --------
Balance--
  December 31, 1998.......  $4,344   $66,088   $ 37,656      $(125)         $ --         $(139)       $(30,268)
                            ======   =======   ========      =====          ====         =====        ========

The accompanying notes are an integral part of these statements.

Walbro Corporation & Subsidiaries
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS
OF CASH FLOWS
For the years ended
December 31, 1998, 1997 and 1996

                                                    1998              1997              1996
                                               ---------         ---------         ---------
                                                              (In Thousands)
Cash Flows From Operating Activities:
  Net income (loss)........................    $   3,718         $ (36,627)        $  11,229
  Adjustments to reconcile net income
     (loss) to net cash provided by (used
     in) operating activities--
       Depreciation and amortization.......       36,683            31,417            29,736
       (Gain) loss on disposition of
          assets...........................         (785)            1,459               774
       Minority interest...................          286              (624)             (238)
       Equity in income of joint
          ventures.........................         (846)           (3,113)           (4,187)
       Restructuring and impairment
          charges..........................           --            27,000                --
       Change in assets and liabilities,
          net of effects of
          acquisitions--...................
            Accounts receivable, net.......      (10,499)          (28,299)          (16,956)
            Inventories....................       (4,362)           (8,674)             (473)
            Prepaid expenses and other.....        5,012           (10,933)           (5,943)
            Deferred and refundable income
               taxes.......................        2,208            (8,631)             (762)
            Accounts payable and accrued
               liabilities.................       22,874            12,687            25,507
            Pension obligations and
               other.......................          313            (1,888)           (2,049)
                                               ---------         ---------         ---------
          Total adjustments................       50,884            10,401            25,409
                                               ---------         ---------         ---------
          Net cash provided by (used in)
            operating activities...........       54,602           (26,226)           36,638
                                               ---------         ---------         ---------
Cash Flows From Investing Activities:
  Purchase of plant and equipment..........      (42,006)          (62,019)          (99,147)
  Acquisitions, net of cash acquired.......           --                --            (1,018)
  Purchase of other assets.................       (5,476)           (3,087)           (3,434)
  Investment in joint ventures and other...      (11,569)            1,756            (1,451)
  Proceeds from disposal of assets.........        8,379             5,415             4,156
                                               ---------         ---------         ---------
          Net cash used in investing
            activities.....................      (50,672)          (57,935)         (100,894)
                                               ---------         ---------         ---------
Cash Flows From Financing Activities:
  Borrowings under revolving
     lines-of-credit.......................      230,453           199,981           200,548
  Repayments under revolving
     lines-of-credit.......................     (157,109)         (283,116)         (135,298)
  Debt repayments..........................      (68,831)           (1,210)           (1,104)
  Proceeds from issuance of debt...........           --           105,404             2,772
  Proceeds from issuance of convertible
     preferred securities..................           --            69,000                --
  Proceeds from issuance of common stock
     and options...........................           57               492               771
  Financing fees paid......................       (2,603)           (5,680)             (508)
  Cash dividends paid......................         (868)           (3,463)           (3,439)
                                               ---------         ---------         ---------
          Net cash provided by financing
            activities.....................        1,099            81,408            63,742
                                               ---------         ---------         ---------
Effect of Exchange Rate Changes on Cash....        1,079            (1,921)           (1,065)
                                               ---------         ---------         ---------
Net Increase (Decrease) in Cash............        6,108            (4,674)           (1,579)
Cash at Beginning of Year..................       13,539            18,213            19,792
                                               ---------         ---------         ---------
Cash at End of Year........................    $  19,647         $  13,539         $  18,213
                                               =========         =========         =========

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(continued)
Walbro Corporation & Subsidiaries
--------------------------------------------------------------------------------

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Principles of Consolidation:
-----------------------------
The consolidated financial statements include the accounts of Walbro Corporation and its wholly-owned and majority-owned subsidiaries (the Company). Investments in joint ventures are accounted for under the equity method (Note 8). Significant transactions and balances among the Company and its subsidiaries have been eliminated in the consolidated financial statements.

Foreign Currency Translation:
--------------------------------
The assets and liabilities of the Company's foreign operations are generally translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at average exchange rates for the year. Resulting translation adjustments are reflected as a separate component of stockholders' equity.
  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions which operate as a hedge of an identifiable foreign currency commitment or as a hedge of a foreign currency investment position, are included in the results of operations as incurred.

Accounts Receivable:
-----------------------
Accounts receivable are net of allowances for doubtful accounts of $4,159,000 and $809,000 as of December 31, 1998 and 1997, respectively.

Inventories:
------------
Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories include raw materials and component parts, work-in-process and finished products. Work-in-process and finished products inventories include material, labor and manufacturing overhead costs.
  Inventory at December 31 consisted of the following:

                           1998      1997
                        -------   -------
                           (In Thousands)
Raw materials and
  components..........  $34,804   $30,857
Work-in-process.......    6,287     6,545
Finished products.....   19,780    18,805
                        -------   -------
                        $60,871   $56,207
                        =======   =======

Plant and Equipment:
-----------------------
The Company provides for depreciation of plant and equipment based upon the acquisition costs and the estimated service lives of depreciable assets. The straight-line method is the principal method used to compute depreciation for financial reporting purposes. However, the units-of-production method is used to compute depreciation of certain equipment. Estimated service lives of depreciable assets are as follows: buildings and improvements - 10 to 40 years, machinery and equipment - 5 to 15 years.

Investments:
-------------
The carrying value of marketable equity securities is market value.
  The Company classifies certain investments in common stock securities as "available-for-sale", recording these investments at fair market value with the gross unrealized gains and losses, after-tax, included as a separate component of stockholders' equity.
  At December 31, 1998, the Company had no investments classified as "trading." At December 31, 1997, the fair market value of investments classified as "trading" was $687,000.

Goodwill:
----------

Goodwill consists of purchase price and related acquisition costs in excess of the fair value of the identifiable net assets acquired. Goodwill is amortized on a straight-line basis over 15 to 40 years. The Company evaluates the carrying value of goodwill for potential impairment on an ongoing basis. Such evaluations compare the undiscounted expected future cash flows of the operations to which the goodwill relates to the carrying value of the goodwill. The Company also considers future anticipated operating results, trends and other circumstances in making such evaluations.
  Goodwill consisted of the following at December 31:

                           1998       1997
                          -------    -------
                            (In Thousands)
Goodwill..............    $39,559    $39,449
Less: Accumulated
  amortization........     (7,672)    (6,646)
                          -------    -------
                          $31,887    $32,803
                          =======    =======

Income Taxes:
---------------
Deferred income taxes represent the effect of cumulative temporary differences between income and expense items reported for financial statement and tax purposes, and between the bases of various assets and liabilities for financial statement and tax purposes. Deferred tax assets are reduced by a valuation allowance if, based on the

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(continued)


Walbro Corporation & Subsidiaries

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (continued)

weight of evidence, it is deemed more likely than not that the assets will not be realized.

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

Asset Impairments:

The Company continually evaluates whether events and circumstances have occurred that indicate that the carrying amount of certain long-lived assets may not be recoverable. When events and circumstances indicate that a long-lived asset should be evaluated for possible impairment, the Company uses an estimate of the expected undiscounted future cash flows to be generated by the asset to determine whether the carrying amount is recoverable or if an impairment exists. When it is determined that an impairment exists, the Company uses the fair market value of the asset, usually measured by the expected discounted future cash flows to be generated by the asset, to determine the amount of impairment to be recorded in the financial statements.

Comprehensive Income:

During 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income. Comprehensive income is defined as all changes in a Company's net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity are included in comprehensive income. Prior years have been restated to conform to the requirements of SFAS No. 130.

Reclassifications:

Certain amounts in prior years' consolidated financial statements have been reclassified to conform with the presentation used in 1998.

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

NOTE 2. RESTRUCTURING OF OPERATIONS AND OTHER ACTIONS.

During the fourth quarter of 1997, the Company recorded a $27,000,000 pre-tax charge for restructuring its operations and other actions. The charge was comprised of a $17,000,000 charge for restructuring and a $10,000,000 charge associated with asset impairments. In addition, the Company recorded a pre-tax charge of $5,700,000 for warranty costs (included in cost of sales) which became known during the fourth quarter of 1997.

  The components of the restructuring charge included $15,100,000 million for the divestiture of non-strategic businesses and facilities, $1,200,000 for personnel reductions and $700,000 for other actions. The divestiture component included $8,100,000 related to the divestiture of the Company's Ligonier, Indiana, steel fuel rail manufacturing facility, $5,700,000 related to the planned disposition of its interest in U.S. Coexcell Inc., a manufacturer of blow-molded plastic drums in Maumee, Ohio, $400,000 related to the movement of small engine operations in Mexico to a larger facility, $500,000 related to the divestiture of the Company's share of an automotive joint venture in Korea and $400,000 related to the consolidation of small engine operations in the Asia-Pacific region. Amounts paid to consolidate these small engine operations were charged against the reserve during 1998 at approximately the amount established as of December 31, 1997.

  The $8,100,000 charge related to the divestiture of the Company's steel fuel rail facility is comprised of $7,800,000 of non-cash asset revaluations and $300,000 of exit

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(continued)


Walbro Corporation & Subsidiaries

NOTE 2. RESTRUCTURING OF OPERATIONS AND OTHER ACTIONS. (continued)

cost liabilities. This facility was sold as of May 31, 1998, resulting in a gain of approximately $500,000. Exit costs were paid and charged against the reserve during 1998 at approximately the amount established as of December 31, 1997.

  The $5,700,000 charge related to the planned disposition of the Company's interest in U.S. Coexcell Inc. is comprised of $5,300,000 of non-cash asset revaluations and $400,000 of exit cost liabilities. The Company did not complete the disposition of U.S. Coexcell Inc. during 1998 and continued to operate the facility. The Company is continuing to evaluate its options for U.S. Coexcell Inc.. As such, no payments were made or charged against the reserve during 1998.

  The $400,000 related to the movement of small engine operations in Mexico to a larger facility represents primarily remaining lease payments on the old facility for the period of time in which the Company will no longer use the facility. Of the amount established as of December 31, 1997, $300,000 was paid and charged against the reserve during 1998 and $100,000 remains accrued at December 31, 1998 for the first quarter of 1999.

  The $500,000 related to the divestiture of the Company's share of an automotive joint venture in Korea represents a non-cash charge to reduce the Company's investment to zero. During 1998, the Company divested its share of the joint venture.

  The $1,200,000 charge for personnel reductions relates to severance costs associated with a corporate-wide headcount reduction program including reductions related to the divestitures and restructuring. The Company planned to reduce the overall work force by approximately 10% or 500 employees, working in both manufacturing and administrative capacities. During 1998, approximately $1,000,000 was paid and charged against the reserve. The remainder will be paid and charged against the reserve during 1999.

  The components of the $10,000,000 charge for asset impairments include $4,200,000 to write-down to net realizable value certain tooling, machinery and equipment, $2,800,000 to reserve for uncertainties related to its Korean automotive activities, $1,300,000 to write-off its interest in Saginaw Plastics, an injection molder in Saginaw, Michigan and $1,700,000 associated with other impairment issues. No further circumstances arose during 1998 to question the net realizable value of these assets.


NOTE 3. CONVERTIBLE TRUST PREFERRED SECURITIES.

In February 1997, the Company sold 2,760,000 Convertible Trust Preferred Securities of Walbro Capital Trust, a wholly-owned subsidiary of the Company, at a face value of $25 per share and an interest rate of 8% per annum. The preferred securities are convertible into common stock of the Company at the option of the security-holder at a rate of 1.1737 shares of common stock for each preferred security. Net proceeds of the offering were approximately $66,000,000 and were used to repay a portion of the Company's Old Revolving Credit Facility.


NOTE 4. STOCKHOLDERS' EQUITY.

The Company has a stock rights plan which entitles the holder of each right, upon the occurrence of certain events, to purchase one-hundredth of a share of a new series of preferred stock (Series A Junior Participating Preferred Stock) for $45. The rights will be exercisable only if a person or group acquires 15% or more of the Company's common stock or announces a tender offer upon consummation of which such person or group would own 15% or more of the Company's common stock.

Walbro Corporation & Subsidiaries
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(continued)

NOTE 5. LONG-TERM DEBT AND LINES OF CREDIT.

Long-term debt consisted of the following at December 31:

                                                                    1998             1997
                                                                --------         --------
                                                                     (In Thousands)
Senior notes due 2005, unsecured, stated interest at 9.875%
  (9.92% effective interest rate), net of unamortized
  discount of $253 and $292 at December 31, 1998 and 1997,
  respectively(b)...........................................    $109,747         $109,708
Senior notes due 2007, unsecured, interest at 10.125%(b)....     100,000          100,000
New Revolving Credit Facility, secured, interest at the
  LIBOR or prime rate, plus an additional margin. (a).......      93,312               --
New Purchase Money Loan Agreement, secured, interest at the
  LIBOR or prime rate, plus an additional margin (a)........       2,584               --
Old Revolving Credit Facility, repaid during 1998 (a).......          --           19,700
Old Purchase Money Loan Agreement, repaid during 1998 (a)...          --            2,852
2004 Senior Notes, repaid during 1998 (a)...................          --           45,000
Industrial revenue bond, secured, issued by Town of Ossian,
  Indiana, interest at a variable municipal bond rate, due
  in 2023...................................................       9,000            9,000
Industrial revenue bond, issued by City of Ligonier,
  Indiana, repaid during 1998...............................          --            6,300
Term loan, interest at 5.44% payable in Belgian Francs in
  quarterly amounts from 2003 to 2007.......................       5,550            5,163
Term loan from the State of Connecticut, secured, interest
  at 6% per annum, payable in monthly amounts from 1998 to
  2006......................................................       3,400            3,400
Capital lease obligation, interest at 7.5%, payable in
  monthly amounts through February 2002.....................       2,399            3,042
Other.......................................................         700            1,188
                                                                --------         --------
                                                                 326,692          305,353
Less--current portion.......................................       2,403           13,960
                                                                --------         --------
                                                                $324,289         $291,393
                                                                ========         ========

  (a) In May 1998, the Company executed a new $150,000,000 multi-currency revolving credit facility (New Credit Facility) for the Company and certain of its wholly-owned domestic and foreign subsidiaries. The proceeds of the New Credit Facility were used to retire the Old Revolving Credit Facility, the Old Purchase Money Loan Agreement and the 2004 Senior Notes. The early retirement of these debt instruments resulted in an extraordinary charge of $1,473,000 (net of tax) during 1998. The New Credit Facility consists of a $125,000,000 revolving line of credit (New Revolving Credit Facility) and a $25,000,000 capital expenditure facility (New Purchase Money Loan Agreement). The New Credit Facility is available through May 2003. Borrowings under the New Revolving Credit Facility bear interest at either the London interbank offered rate (LIBOR), plus 2.25% or at the prime rate, plus 0.25%. Availability under the New Revolving Credit Facility is subject to a borrowing base, consisting of 85% of the eligible accounts receivable of the Company and certain of its subsidiaries, plus the lesser of (i) 60% of certain raw materials and finished products inventory and 70% of commodity raw material resin inventory or (ii) $50,000,000, less customary reserves. The New Purchase Money Loan Agreement bears interest at either the LIBOR, plus 2.50% or at the prime rate, plus 0.50%. Amounts drawn under the New Purchase Money Loan Agreement are repayable in 20 equal quarterly principal installments, beginning one quarter after such draw. If the New Revolving Credit Facility is terminated by the Company during the first three years, certain pre-payment fees may be applicable.
  The New Credit Facility contains numerous covenants, including financial covenants such as a fixed charge coverage ratio and a senior secured funded indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, and restrictions on additional indebtedness, liens, capital expenditures, mergers and sales of assets, and events of default. Obligations outstanding under the New Revolving Credit Facility are secured by accounts receivable, inventory capital expenditure line equipment and general intangibles of the Company and certain of its subsidiaries, and are also secured by a pledge of the stock of certain of the material domestic subsidiaries of the Company and 65% of the stock of the material foreign subsidiaries of the Company. Each advance under the New Purchase Money Loan Agreement is secured by the item of equipment purchased with the proceeds of such advance. The collateral for the New

Walbro Corporation & Subsidiaries
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(continued)

NOTE 5. LONG-TERM DEBT AND LINES OF CREDIT. (continued)

Purchase Money Loan Agreement does not constitute collateral for the New Revolving Credit Facility. In addition, certain of the subsidiaries of the Company provide guarantees of the obligation under the New Credit Facility.
  (b) In July 1995, the Company sold $110,000,000 in aggregate principal amount of 9.875% Senior Notes due 2005 (the 2005 Notes). In December 1997, the Company sold $100,000,000 in aggregate principal amount of 10.125% Senior Notes due 2007 (the 2007 Notes). The 2005 Notes and 2007 Notes are general unsecured obligations of the Company with interest payable semi-annually. The 2005 Notes and 2007 Notes are guaranteed on a senior unsecured basis, jointly and severally, by each of the Company's principal wholly-owned domestic operating subsidiaries and certain of its indirect wholly-owned subsidiaries. Except as noted below, the 2005 Notes and 2007 Notes are not redeemable at the Company's option prior to July 15, 2000 and December 15, 2002, respectively. Thereafter, the 2005 Notes and 2007 Notes will be redeemable, in whole or part, at the option of the Company at various redemption prices as set forth in the 2005 Note Indenture and 2007 Note Indenture. In the event of a change in control, the Company will be obligated to make an offer to purchase all of the outstanding 2005 Notes and 2007 Notes at a premium. Also, in certain circumstances, the Company will be required to make an offer to repurchase the 2005 Notes at a price equal to 100% of the principal amount thereof, plus accrued interest to the date of repurchase, with the net cash proceeds of certain asset sales.
  As of December 31, 1998 and 1997, assets recorded under capital lease obligations were approximately $4,793,000 and $5,127,000, respectively, net of accumulated amortization of approximately $1,140,000 and $806,000, respectively.
  Aggregate minimum principal payment requirements on long-term debt, including capital lease obligations, in each of the five years subsequent to December 31, 1998 are as follows: 1999 - $2,403,000; 2000 - $2,573,000; 2001 - $2,627,000;
2002 - $1,974,000; 2003 - $95,861,000; thereafter - $221,254,000.
  In addition to long-term debt, the Company and its subsidiaries have line of credit arrangements with foreign banks for short-term borrowings of approximately $15,493,000 and $27,600,000 at December 31, 1998 and 1997,
respectively. The weighted average interest rate on short-term bank borrowings outstanding under these arrangements was 4.7% and 4.1% at December 31, 1998 and 1997, respectively.

--------------------------------------------------------------------------------

NOTE 6. LEASES.

The Company leases certain of its buildings, equipment and vehicles under operating leases. The leases involving buildings contain options enabling the Company to renew the leases at the end of the respective lease terms. Rent expense was approximately $6,313,000, $6,178,000 and $7,702,000 for the years ended December 31, 1998, 1997 and 1996, respectively.
  Aggregate minimum future payments under noncancellable leases are as follows:

                        Capital   Operating
                         Leases      Leases
                        -------   ---------
                             (In Thousands)
1999..................  $  900     $ 7,234
2000..................     883       6,531
2001..................     862       6,244
2002..................     142       5,723
2003..................      --       4,731
Thereafter............      --      18,536
                        ------     -------
  Total minimum lease
     payments.........   2,787     $48,999
                                   =======
Amount representing
  interest............     315
                        ------
  Present value of
     minimum lease
     payments.........  $2,472
                        ======

Walbro Corporation & Subsidiaries
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(continued)

NOTE 7. INCOME TAXES.

A summary of income (loss) before (provision) credit for income taxes, minority interest, equity in income of joint ventures and extraordinary item and components of the (provision) credit for the years ended December 31, are as follows:

                                                     1998               1997            1996
                                                    -------         --------         -------
                                                                 (In Thousands)
Income (loss) before (provision) credit for
income taxes, minority interest, equity in
income of joint ventures and extraordinary item:
  Domestic......................................    $ 4,255         $(31,095)        $ 1,774
  Foreign.......................................      9,863          (13,741)          8,628
                                                    -------         --------         -------
                                                    $14,118         $(44,836)        $10,402
                                                    =======         ========         =======
(Provision) credit for income taxes:
Currently payable--
  Domestic......................................    $   632         $ (3,297)        $  (384)
  Foreign.......................................     (1,185)          (1,334)         (2,456)
                                                    -------         --------         -------
                                                       (553)          (4,631)         (2,840)
                                                    -------         --------         -------
Deferred--
  Domestic......................................     (2,511)          14,053            (988)
  Foreign.......................................     (1,946)           3,264          (1,544)
  Utilization of tax credits....................      2,861            1,000           2,517
  Change in valuation allowance.................     (1,818)          (3,555)           (220)
                                                    -------         --------         -------
                                                     (3,414)          14,762            (235)
                                                    -------         --------         -------
                                                    $(3,967)        $ 10,131         $(3,075)
                                                    =======         ========         =======

  Reconciliations of the U.S. Federal statutory income tax rates to the Company's consolidated effective income tax rates for the years ended December 31, are as follows:

                                                             1998         1997          1996
                                                            -----        -----         -----
U.S. Federal statutory income tax rate...............        35.0%       (35.0)%        35.0%
Increase (decrease) in effective income tax rate
  resulting from--
  Differences between U.S. and foreign income tax
  rates..............................................        (2.3)         6.4           9.4
  Utilization of tax credits.........................       (20.2)        (2.2)        (15.9)
  Increase in valuation allowance....................        12.9          7.9           2.1
  Foreign taxes and dividends........................        10.8          3.4            --
  Goodwill amortization..............................         4.3           .4           1.5
  Tax benefit on deductible preferred stock
     dividends.......................................       (13.7)        (3.9)           --
  Other, net.........................................         1.3           .4          (2.5)
                                                            -----        -----         -----
Effective income tax rates...........................        28.1%       (22.6)%        29.6%
                                                            =====        =====         =====

Walbro Corporation & Subsidiaries
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(continued)

NOTE 7. INCOME TAXES. (continued)

The components of the net deferred income tax asset at December 31 are summarized as follows:

                                                                  1998          1997
                                                              --------      --------
                                                                  (In Thousands)
Deferred income tax liabilities:
  Depreciation and basis differences........................  $ 12,927      $  8,715
  Other.....................................................       756           279
                                                              --------      --------
                                                                13,683         8,994
                                                              --------      --------
Deferred income tax assets:
  Estimated net operating loss carryforwards................    (7,406)       (5,533)
  Employee benefits.........................................    (2,927)       (2,802)
  Foreign tax credit carryforwards..........................      (659)         (980)
  Accruals..................................................    (1,845)       (3,444)
  Other tax credit carryforwards............................    (8,965)       (5,783)
  Inventory.................................................    (1,709)         (931)
  Accounts receivable reserve...............................      (268)         (114)
  Write-down of investment..................................      (368)         (368)
  Loss on joint ventures....................................      (819)       (1,086)
  Other.....................................................    (1,103)       (1,936)
                                                              --------      --------
                                                               (26,069)      (22,977)
  Valuation allowance.......................................     6,337         4,519
                                                              --------      --------
                                                               (19,732)      (18,458)
                                                              --------      --------
Net deferred income tax asset...............................  $ (6,049)     $ (9,464)
                                                              ========      ========

At December 31, 1998, the cumulative amount of undistributed earnings of foreign subsidiaries was approximately $26,500,000. No deferred U.S. income taxes have been provided on these earnings as such amounts are deemed to be permanently reinvested. If such earnings were remitted, the impact of additional U.S. income taxes or foreign withholding taxes would not be significant.
  As of December 31, 1998, the Company has net operating loss carryforwards of approximately $23,515,000, which expire in varying amounts between 2003 and 2012, available from certain of its subsidiaries. The Company has recorded a deferred tax asset of $7,406,000 associated with these carryforwards. Realization of the related deferred tax asset is dependent on generating sufficient taxable income in specific countries prior to the expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
  Provisions (credits) for state income taxes are included in selling and administrative expenses and amounted to $410,000 in 1998, $(22,000) in 1997 and $197,000 in 1996.

Walbro Corporation & Subsidiaries
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(continued)

NOTE 8. JOINT VENTURES.

The investments in joint ventures as of December 31 are as follows:

                         Percent Beneficial
                             Ownership
                         1998   1997   1996
                         ----   ----   ----
Marwal Systems, S.N.C.
  (France).............   49%    49%    49%
Mitsuba-Walbro, Inc.
  (Japan)..............   50%    50%    50%
Marwal do Brasil,
  Ltda.................   49%    49%    49%
Korea Automotive Fuel
  Systems, Ltd.........   --     49%    49%
Marwal de Mexico S.A.
  de C.V...............   52%    52%    52%
Marwal Argentina
  S.A. ................   49%    49%    --
Vitec L.L.C............   48%    --     --

The above joint ventures are generally involved in the design and manufacture of precision fuel systems products for the global automotive market.
  All of the above investments in joint ventures are accounted for using the equity method. Certain adjustments are made to the joint ventures' income so that recorded income is stated in accordance with United States generally accepted accounting principles. At December 31, 1998 and 1997, the cumulative effect of these adjustments was to increase the Company's equity in its joint ventures by approximately $3,884,000 and $3,158,000, respectively. At December 31, 1998, the amount included in retained earnings as undistributed earnings of foreign joint ventures was approximately $8,056,000.
  In 1996, the Company entered into a joint venture (Marwal de Mexico S.A. de C.V.) with its 49% owned joint venture, Marwal Systems, S.N.C. The Company owns 5% of the venture directly and Marwal Systems S.N.C. owns the remaining 95%. Marwal de Mexico S.A. de C.V. manufactures fuel pumps and fuel modules for the Central American and Mexican automotive markets.
  In 1996, the Company expanded its Marwal joint venture locations to include Marwal Argentina S.A. This is a joint venture 1% owned by the Company, 1% owned by Magneti Marelli and 98% owned by Marwal Systems S.N.C. Marwal Argentina S.A. builds fuel sending units for the Argentinean automotive market.
  In 1998, the Company reduced its equity in its Korean joint venture to zero. Additionally, the Company invested in Vitec L.L.C., a joint venture in Detroit's Empowerment Zone. Vitec manufactures and assembles fuel storage and delivery systems for the U.S. automotive market.
  Summarized combined financial information for joint ventures accounted for using the equity method is as follows (Unaudited, in Thousands):

                                                                         As of
                                                                     December 31,
                                                                 1998            1997
                                                                -------         -------
Balance sheet data:
  Current assets............................................    $93,934         $90,358
  Long-term assets..........................................     58,395          44,365
  Current liabilities.......................................     81,936          65,162
  Long-term liabilities.....................................     11,666          13,355

                                                        For the Year Ended December 31,
                                                     1998             1997             1996
                                                   --------         --------         --------
Income statement data:
  Net sales....................................    $209,627         $248,527         $200,276
  Gross margin.................................      30,435           31,846           24,806
  Income before provision for income taxes.....       2,998           12,769           14,510
  Net income...................................       1,715            5,978            7,515

  Dividends from joint ventures of approximately $1,052,000 and $3,418,000 were received by the Company during 1998 and 1997, respectively. No dividends were received from joint ventures during 1996. The Company had sales to joint ventures of approximately $37,125,000, $64,109,000 and $42,413,000 during 1998,
1997 and 1996, respectively. Included in accounts receivable are trade receivables from joint ventures of approximately $4,675,000 and $12,741,000 as of December 31, 1998 and 1997,

Walbro Corporation & Subsidiaries
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(continued)

NOTE 8. JOINT VENTURES. (continued)

respectively and royalty receivables of $1,012,000 and $1,674,000 as of December 31, 1998 and 1997, respectively. The Company had purchases from joint ventures of approximately $35,558,000, $41,447,000 and $33,149,000 during 1998, 1997 and
1996, respectively. Included in accounts payable are trade payables to joint ventures of approximately $8,295,000 and $5,277,000 as of December 31, 1998 and 1997, respectively.

--------------------------------------------------------------------------------
NOTE 9. STOCK OPTION PLANS AND LONG-TERM INCENTIVE PLANS.

Under the Walbro Corporation Equity Based Long Term Incentive Plan (Equity
Plan), 856,457 shares of common stock are reserved for issuance to officers, directors and key employees. Options are granted yearly based on certain financial performance criteria as compared to the annual business plan and other factors. In addition, Stock Performance Award Grants (Grants) are awarded annually when the common stock price appreciates and Grants are exchanged for common stock at the end of the five-year term. If the Company's common stock price appreciates at a 17% compounded rate over the term, the number of Grants awarded, valued at the common stock price, will equal the dollar amount necessary to exercise the stock options. Participants will receive a greater or lesser number of Grants based on the actual market performance of the common stock over the term. The number of Grants outstanding was 2,331 and 4,900 as of December 31, 1998 and 1997, respectively.
  Effective December 1997, the Company approved a Broad-Based Long Term Incentive Plan (Broad-Based Plan), which consists of 572,129 shares of common stock that are reserved and available for distribution to employees and consultants to the Company, its subsidiaries and affiliates. The purpose of the Broad-Based Plan is to enable these persons to participate in the Company's future and to aid in retaining employees of merit.
  Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The Company continues to apply Accounting Principles Board Opinion No. 25 for expense recognition. All stock options issued by the Company are exercisable at a price equal to the market price at the date of the grant. Accordingly, no compensation cost has been recognized for any of the options granted.
  A summary of the stock option transactions of the 1983 Plan (closed with no options outstanding as of December 31, 1998), the Equity Plan, and the Broad-Based Plan for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                  Number of Options
                                         Exercisable    Outstanding    Option price (per share)
                                         -----------    -----------    ------------------------
December 31, 1995....................      321,695        432,092            $ 9.25-33.25
  Granted............................                     117,385             18.19-21.75
  Exercised..........................                     (12,279)             9.25-18.00
  Canceled...........................                      (5,458)            26.00-33.25
                                                         --------
December 31, 1996....................      418,936        531,740              9.25-33.25
  Granted............................                      19,804             13.75-22.75
  Exercised..........................                     (29,480)            9.25-19.125
  Canceled...........................                     (83,698)             9.25-33.25
                                                         --------
December 31, 1997....................      424,016        438,366              9.25-33.25
  Granted............................                     493,966              9.25-13.25
  Exercised..........................                      (3,700)                   9.25
  Canceled...........................                    (164,679)            13.25-33.25
                                                         --------
December 31, 1998....................      663,953        763,953            $9.25-27.125
                                                         ========

  The weighted-average fair value of options granted during the year is $7.15 and $5.01 for the years ended December 31, 1998 and 1997, respectively.

Walbro Corporation & Subsidiaries
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(continued)

NOTE 9. STOCK OPTION PLANS AND LONG-TERM INCENTIVE PLANS. (continued)

  The following table summarizes information about options outstanding at December 31, 1998:

Options Outstanding:
  Range of Exercise Prices.............    $  9.25    $13.25-19.75    $20.00-27.25
  Number Outstanding at 12/31/98.......    109,175         539,692         115,086
  Weighted-Average:
     Remaining Contractual Life
       (years).........................       9.03            8.17            5.55
     Exercise Price....................    $  9.25    $      15.20    $      25.48
Options Exercisable:
  Number Exercisable at 12/31/98.......      9,175         539,692         115,086
  Weighted Average Exercise Price......    $  9.25    $      15.20    $      25.48

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions by year:

     ASSUMPTIONS          1998       1997       1996
---------------------    -------    -------    -------
Risk-free interest
  rate...............       4.6%       5.7%       6.4%
Expected life........    10 yrs.    10 yrs.    10 yrs.
Expected
  volatility.........      37.8%      34.6%      35.2%
Expected dividends...       0.0%       2.0%       2.0%

  Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method described in SFAS No. 123, the Company's net income (loss) and basic net income
(loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                 1998      1997      1996
                                                                ------   --------   -------
                                                                      (In thousands)
Net income (loss)................................  As reported  $3,718   $(36,627)  $11,229
                                                   Pro forma     1,422    (36,644)   10,601
Basic net income (loss) per share................  As reported    0.43      (4.23)     1.30
                                                   Pro forma      0.16      (4.23)     1.23

  The Company cautions that the pro forma net income (loss) and per share results in the initial years of adoption are overstated due to the recognition of pro forma compensation cost over the vesting period.
  During 1996, the Walbro Engine Management Corporation Incentive Compensation Plan reached the end of its five-year measurement term, and the first of four annual payments was made. The second and third of four payments were made during 1997 and 1998, respectively. The Company accrued approximately $1,659,000 and $3,287,000 as of December 31, 1998 and 1997, respectively, under this plan. Participants can elect to receive their payments in either cash or common stock of the Company.

--------------------------------------------------------------------------------

NOTE 10. COMMITMENTS AND CONTINGENCIES.

The manufacture of automotive components entails the risk that a customer or governmental authority may require the recall of one of the Company's products or a product in which one of the Company's products has been installed. The Company has taken and will continue to take all reasonable precautions to avoid the risk of exposure to a recall or warranty claim that would have a material effect on the financial position of the Company. The Company does not believe that significant insurance coverage is available to protect against potential product recall/warranty liability. The Company provides for warranty claims on its products on a specific identification basis.
  While there can be no assurance that the Company will not incur substantial recall or warranty expense in the future, management believes that any liability resulting from these matters will not have a material impact on the financial position or future results of operations of the Company.

Walbro Corporation & Subsidiaries
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(continued)

NOTE 11. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS.

The Company sponsors pension plans covering substantially all domestic collectively bargained employees and certain foreign employees. The plan covering domestic collectively bargained employees provides benefits of stated amounts for each year of service. Plans covering certain foreign employees provide payments at termination which are based upon length of service, compensation rate and whether termination was voluntary or involuntary. The Company annually contributes to the plans covering domestic employees and certain foreign employees amounts which are actuarially determined to provide the plans with sufficient assets to meet future benefit payment requirements. The plans covering foreign employees in certain countries are not funded.
  The Company also provides postretirement health care, dental benefit and prescription drug coverage to a limited number of current retirees. Postretirement benefits are not available for active employees.
  Effective January 1, 1998, the Company adopted the Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132). In accordance with SFAS No. 132, the following tables provide a reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets (In Thousands).

                                                                                Other
                                                                            Postretirement
                                                Pension Benefits               Benefits
                                               -------------------       --------------------
                                                  1998        1997          1998         1997
                                               -------      ------       -------      -------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year....    $ 6,573      $5,771       $ 3,800      $ 4,068
Service cost...............................        371         301            --           --
Interest cost..............................        460         408           255          283
Foreign currency changes...................         (3)         (9)           --           --
Amendments.................................        664          --            --           --
Actuarial (gain) loss......................        658         227            40         (166)
Benefits paid..............................       (151)       (125)         (321)        (385)
                                               -------      ------       -------      -------
Benefit obligation at end of year..........    $ 8,572      $6,573       $ 3,774      $ 3,800
                                               =======      ======       =======      =======
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of
  year.....................................    $ 6,617      $5,612       $    --      $    --
Actual return on plan assets...............        519         789            --           --
Employer contributions.....................        216         492            --           --
Foreign currency changes...................        (32)       (151)           --           --
Benefits paid..............................       (151)       (125)           --           --
                                               -------      ------       -------      -------
Fair value of plan assets at end of year...    $ 7,169      $6,617       $    --      $    --
                                               =======      ======       =======      =======
Funded status..............................    $(1,403)     $   44       $(3,774)     $(3,800)
Unrecognized net actuarial (gain) loss.....        117        (210)         (501)        (606)
Unrecognized net asset at transition.......         --          (9)           --           --
Unrecognized prior service cost............      1,613         780            --           --
                                               -------      ------       -------      -------
Net amount recognized......................    $   327      $  605       $(4,275)     $(4,406)
                                               =======      ======       =======      =======

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(continued)

Walbro Corporation & Subsidiaries
--------------------------------------------------------------------------------
NOTE 11. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS. (continued)

                                                                                Other
                                                                            Postretirement
                                                Pension Benefits               Benefits
                                              --------------------       --------------------
                                                 1998         1997          1998         1997
                                              -------      -------       -------      -------
AMOUNTS RECOGNIZED IN CONSOLIDATED BALANCE
SHEETS CONSIST OF:
Prepaid benefit cost......................    $ 1,070      $ 1,083       $    --      $    --
Accrued benefit liability.................       (743)        (478)       (4,275)      (4,406)
                                              -------      -------       -------      -------
Net amount recognized.....................    $   327      $   605       $(4,275)     $(4,406)
                                              =======      =======       =======      =======

WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate.............................         6-       6 - 7%          6.75%        7.00%
                                                6.75%
Expected return on plan assets............         6-       6 - 7%            --           --
                                                6.75%
Rate of compensation increase.............      2.50-           3%            --           --
                                                3.00%

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost..............................    $   371      $   301       $   255      $   283
Interest cost.............................        460          408            --           --
Expected return on plan assets............       (455)        (404)           --           --
Amortization of transition (asset)
  obligation..............................         (9)         (22)           --           --
Amortization of prior service cost........         95           41            --           --
Amortization of unrecognized (gain)
  loss....................................         --           --           (12)          --
Recognized actuarial loss.................        (21)          --            --           --
                                              -------      -------       -------      -------
Net periodic benefit cost.................    $   441      $   324       $   243      $   283
                                              =======      =======       =======      =======

  For measurement purposes, a 6.75% annual rate of increase was assumed in per capita cost of covered health and dental care benefits for 1998. The rate was assumed to gradually decrease to 4.75% by the year 2004 and remain at that level thereafter. The health care cost trend rate assumption has a significant impact on the accumulated postretirement benefit obligation and on future amounts accrued. A one percentage point increase each year in the assumed health care cost would increase the accumulated postretirement benefit obligation at December 31, 1998 by $363,000 and the interest cost component of net periodic postretirement benefit cost for the year ended December 31, 1998 by $24,000.
  A one percentage point decrease each year in the assumed health care cost would increase the accumulated postretirement benefit obligation at December 31, 1998 by $318,000 and the interest cost component of net periodic postretirement benefit cost for the year ended December 31, 1998 by $21,000.
  The Company also sponsors a defined contribution plan for non-union domestic employees under which the Company makes matching contributions of 50% of each participant's before-tax contribution of up to 6% of each participant's annual income and retirement contribution of up to 3% (subject to change on an annual basis) of each participant's annual income. The cost of defined contributions charged to earnings during 1998, 1997 and 1996 was approximately $1,808,000, $2,108,000 and $2,252,000, respectively.
  Certain non-union employees, excluding officers, are eligible to participate in the Walbro Corporation Employee Stock Ownership Plan (ESOP). The Company makes annual contributions to a trust in the form of either cash or common stock of the Company. The amount of the annual contribution is discretionary, except that it must be sufficient to enable the trust to meet its current obligations. Contribution expense related to the ESOP amounted to $408,000, $463,000 and $416,000 during 1998, 1997 and 1996, respectively. Contribution expense is net of dividends of $105,000 in 1997 and 1996. As of December 31, 1998 and 1997, the ESOP held 207,000 and 238,000 shares, respectively, which are all allocated to participant accounts.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(continued)

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

Financial Instruments with Off-Balance
Sheet Risk

The Company enters into forward currency exchange contracts to manage its foreign currency exchange risk. As of December 31, 1998 and 1997, the notional amounts of contracts outstanding were approximately $2,125,000 and $885,000, respectively.

  The Company enters into forward currency exchange contracts to reduce its exposure against fluctuations in foreign currency exchange rates. During 1998, the Company had seventy-seven forward currency exchange contracts, sixty-eight of which matured during 1998, which exchanged 65,200,000 Swedish krona, 4,400,000 Norwegian krone and 110,300,000 French francs. During 1997, the Company had seventeen forward currency exchange contracts, thirteen of which matured during 1997, which exchanged 540,000,000 Japanese yen, 1,626,900 Deutsche marks and 7,000,000 Swedish krona. During 1996, the Company had fifteen forward currency exchange contracts, which matured during 1996, which exchanged 939,000,000 Japanese yen and 20,200,000 Deutsche marks. The amounts included in foreign currency exchange (gain) loss in the accompanying consolidated statements of income related to these contracts were zero for the year ended December 31, 1998, a gain of approximately $483,000 for the year ended December 31, 1997 and a gain of approximately $339,000 for the year ended December 31, 1996.

Fair Value of Financial Instruments

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

Walbro Corporation & Subsidiaries
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(continued)
--------------------------------------------------------------------------------
NOTE 12. DISCLOSURES ABOUT DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS. (continued)

  The estimated fair values of the Company's financial instruments at December 31 are as follows:

                                              1998                              1997
                                    -------------------------         -------------------------
                                    Carrying             Fair         Carrying             Fair
                                       Value            Value            Value            Value
                                    --------         --------         --------         --------
                                                          (In Thousands)
Notes receivable................    $  2,023         $  2,023         $    140         $    140
Long-term debt..................     326,692          319,951          305,353          298,232

--------------------------------------------------------------------------------
NOTE 13. ACCRUED LIABILITIES.

Accrued liabilities consist of the following at December 31:

                            1998      1997
                         -------   -------
                            (In Thousands)
Compensation related...  $10,911   $13,760
Facilities and employee
  relocation...........       --       606
Interest...............    6,367     7,385
Restructuring (Note
  2)...................      700     5,697
Other..................   13,031    11,773
                         -------   -------
                         $31,009   $39,221
                         =======   =======

--------------------------------------------------------------------------------
NOTE 14. BUSINESS SEGMENT INFORMATION.

The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.
  Management uses information at the plant level for evaluating performance and allocating resources. Management also uses information from the plants at the product line and geographic levels as the basis for management decisions. The Company's reportable segments are managed separately as each business utilizes different technology and marketing strategies. The Company's reportable segments are grouped as follows:
  1. Automotive, which designs, develops and manufactures fuel storage and delivery products for a broad range of U.S. and non-U.S. manufacturers of passenger automobiles and light trucks (including minivans),
  2. Small Engine, which designs, develops and manufactures diaphragm carburetors for portable engines, float feed carburetors for ground supported engines and ignition systems and other components for a variety of small engine products,
  3. Aftermarket, which provides replacement parts for both the automotive and small engine markets and,
  4. Corporate, which includes corporate headquarters and direct investments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on earnings before interest, income taxes, minority interest, equity in income of joint ventures and extraordinary items (EBIT). The Company accounts for intercompany sales as if they were to third parties, that is, at current market prices. The Company accounts for property transfers at net book value.

Walbro Corporation & Subsidiaries
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(continued)
-----------------------------------------------------------------------
NOTE 14. BUSINESS SEGMENT INFORMATION. (continued)

  The following tables present financial information at and for the year ended December 31 by reportable segment:

                                                        1998         1997         1996
                                                      ---------    ---------    ---------
                                                                (In Thousands)
Net sales to external customers
  Automotive......................................    $ 497,449    $ 458,057    $ 438,596
  Small Engine....................................      142,406      125,937      117,102
  Aftermarket.....................................       33,239       29,466       25,102
  Corporate.......................................        4,896        6,445        4,589
                                                      ---------    ---------    ---------
Total net sales to external customers.............      677,990      619,905      585,389
                                                      ---------    ---------    ---------
Intercompany sales
  Automotive......................................       76,465       66,304       64,330
  Small Engine....................................       44,805       38,161       37,357
  Aftermarket.....................................          911        1,044          890
  Corporate.......................................        1,253          225          634
                                                      ---------    ---------    ---------
Total intercompany sales..........................      123,434      105,734      103,211
Elimination of intercompany sales.................     (123,434)    (105,734)    (103,211)
                                                      ---------    ---------    ---------
Total net sales...................................    $ 677,990    $ 619,905    $ 585,389
                                                      =========    =========    =========
Depreciation and amortization
  Automotive......................................    $  27,309    $  24,491    $  20,779
  Small Engine....................................        6,594        5,553        6,150
  Aftermarket.....................................          261          166          184
  Corporate.......................................        2,519        1,207        2,623
                                                      ---------    ---------    ---------
Total depreciation and amortization...............    $  36,683    $  31,417    $  29,736
                                                      =========    =========    =========
Restructuring and impairment charges
  Automotive......................................    $      --    $  19,608    $      --
  Small Engine....................................           --          750           --
  Aftermarket.....................................           --           --           --
  Corporate.......................................           --        6,642           --
                                                      ---------    ---------    ---------
Total restructuring and impairment charges........    $      --    $  27,000    $      --
                                                      =========    =========    =========
EBIT
  Automotive......................................    $  45,121    $   3,291    $  25,541
  Small Engine....................................        6,651        6,545        5,920
  Aftermarket.....................................        8,228        7,003        6,540
  Corporate.......................................      (17,253)     (36,939)      (9,780)
                                                      ---------    ---------    ---------
Total EBIT........................................       42,747      (20,100)      28,221
                                                      ---------    ---------    ---------
  Unallocated amounts
     Interest income..............................        3,177          674        2,716
     Interest expense.............................      (31,806)     (25,410)     (20,535)
     Minority interest, net of tax................       (5,806)      (5,035)        (285)
     Equity in income of joint ventures, net of
       tax........................................          846        3,113        4,187
                                                      ---------    ---------    ---------
Total income (loss) before income taxes and
  extraordinary item..............................    $   9,158    $ (46,758)   $  14,304
                                                      =========    =========    =========
Investment in equity method investees
  Automotive......................................    $  38,435    $  26,681    $  28,955
  Small Engine....................................           --           --           --
  Aftermarket.....................................           --           --           --
  Corporate.......................................           --           --           --
                                                      ---------    ---------    ---------
Total investment in equity method investees.......    $  38,435    $  26,681    $  28,955
                                                      =========    =========    =========

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(continued)


Walbro Corporation & Subsidiaries
-----------------------------------------------------------------------
NOTE 14. BUSINESS SEGMENT INFORMATION. (continued)

                                                        1998         1997         1996
                                                      ---------    ---------    ---------
                                                                (In Thousands)
Expenditures for fixed assets
  Automotive......................................    $  29,338    $  46,464    $  84,293
  Small Engine....................................       10,928       13,107       11,560
  Aftermarket.....................................          197          180          209
  Corporate.......................................        1,543        2,268        3,085
                                                      ---------    ---------    ---------
Total expenditures for fixed assets...............    $  42,006    $  62,019    $  99,147
                                                      =========    =========    =========
Assets
  Automotive......................................    $ 448,123    $ 477,238    $ 463,144
  Small Engine....................................       94,621       87,468       67,020
  Aftermarket.....................................        9,051       10,574        7,640
  Corporate.......................................       96,872       35,313       51,845
                                                      ---------    ---------    ---------
Total assets......................................    $ 648,667    $ 610,593    $ 589,649
                                                      =========    =========    =========

  The following tables present financial information at and for the year ended December 31 by geographic area:

                                                           1998        1997        1996
                                                         --------    --------    --------
                                                                  (In Thousands)
Net sales to external customers(a)
  United States......................................    $414,190    $372,600    $321,527
  Other(b)...........................................     263,800     247,305     263,862
                                                         --------    --------    --------
Total net sales to external customers................    $677,990    $619,905    $585,389
                                                         ========    ========    ========
Long-Lived Assets
  United States......................................    $219,896    $210,062    $215,427
  Other (b)..........................................     165,756     151,697     157,292
                                                         --------    --------    --------
Total long-lived assets..............................    $385,652    $361,759    $372,719
                                                         ========    ========    ========

(a) Net sales to external customers are attributed to countries based on location of Walbro facility.

(b) Other includes Walbro facilities in Canada, Mexico, Italy, Netherlands, France, Belgium, Germany, United Kingdom, Spain, Norway, Argentina, Brazil, Korea, Japan, Singapore and China.

A majority of the Company's sales are to automobile manufacturing companies. Sales to one customer amounted to $141,942,000, $117,040,000 and $115,090,000 in
1998, 1997 and 1996, respectively. Sales to another customer amounted to $20,793,000, $33,421,000 and $59,176,000 in 1998, 1997 and 1996, respectively.

--------------------------------------------------------------------------------
NOTE 15. SUPPLEMENTAL CASH FLOW INFORMATION.

In 1998, 1997 and 1996, the Company paid $4,738,000, $4,376,000 and $5,048,000 for income taxes and $31,260,000, $29,957,000 and $21,674,000 for interest, respectively.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(continued)

Walbro Corporation & Subsidiaries
--------------------------------------------------------------------------------
NOTE 16. EARNINGS PER SHARE.

In 1997, the Company adopted SFAS No. 128, "Earnings per Share," which changes the calculation of earnings per share to be more consistent with countries outside of the United States. In general, SFAS No. 128 requires two calculations of earnings per share to be disclosed, basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed using the weighted average common outstanding during the period. Diluted net income (loss) per share is computed using the average share price during the period when calculating the dilutive effect of stock options. The following is the Company's calculation of diluted common shares outstanding:

                                                            1998        1997        1996
                                                       ---------   ---------   ---------
Weighted average common shares outstanding...........  8,686,213   8,661,432   8,608,837
Dilutive effect of stock options.....................         --       6,664      40,543
                                                       ---------   ---------   ---------
Diluted common shares outstanding....................  8,686,213   8,668,096   8,649,380
                                                       =========   =========   =========

--------------------------------------------------------------------------------
NOTE 17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED).

Selected quarterly financial information for the years ended December 31, 1998 and 1997 is as follows:

                                                                    Quarter
                                     First     Second      Third     Fourth      Total
                                  --------   --------   --------   --------   --------
                                                 (In Thousands, Except Per Share Data)
1998--
  Net sales.....................  $169,292   $168,136   $165,648   $174,914   $677,990
  Cost of sales.................   144,058    139,369    138,682    149,883    571,992
                                  --------   --------   --------   --------   --------
     Gross profit...............  $ 25,234   $ 28,767   $ 26,966   $ 25,031   $105,998
                                  ========   ========   ========   ========   ========
  Income before extraordinary
     item.......................  $    572   $  1,568   $    538   $  2,513   $  5,191
                                  ========   ========   ========   ========   ========
  Net income....................  $    572   $     95   $    538   $  2,513   $  3,718
                                  ========   ========   ========   ========   ========
  Basic and Diluted income per
     share before extraordinary
     item.......................  $   0.07   $   0.18   $   0.06   $   0.29   $   0.60
                                  ========   ========   ========   ========   ========
  Basic and Diluted income per
     share......................  $   0.07   $   0.01   $   0.06   $   0.29   $   0.43
                                  ========   ========   ========   ========   ========
1997--
  Net sales.....................  $154,019   $153,842   $146,523   $165,521   $619,905
  Cost of sales.................   129,821    131,437    125,911    151,582    538,751
                                  --------   --------   --------   --------   --------
     Gross profit...............  $ 24,198   $ 22,405   $ 20,612   $ 13,939   $ 81,154
                                  ========   ========   ========   ========   ========
  Net income (loss).............  $  2,362   $  1,184   $ (1,190)  $(38,983)  $(36,627)
                                  ========   ========   ========   ========   ========
  Basic and Diluted net income
     (loss) per share...........  $   0.27   $   0.14   $  (0.14)  $  (4.49)  $  (4.23)
                                  ========   ========   ========   ========   ========

Per share amounts and weighted average shares are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts may not equal the per share total for the year.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and
    Stockholders of Walbro Corporation:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Walbro Corporation and Subsidiaries' annual report to shareholders included or incorporated by reference in this Form 10-K, and have issued our report thereon dated February 17, 1999. Our audits were made for the purpose of forming an opinion on those consolidated statements taken as a whole. The supplemental notes to the consolidated financial statements on pages S-2 to S-12 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic consolidated financial statements. The information contained in these supplemental notes has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                         /s/ ARTHUR ANDERSEN LLP


Detroit, Michigan,
  February 17, 1999.

                     WALBRO CORPORATION AND SUBSIDIARIES
            SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)      VALUATION AND QUALIFYING ACCOUNTS

         Following is a summary of changes in the valuation and qualifying accounts for the three years ended December 31, 1998 (in thousands):


                                                                   1998                 1997                 1996
                                                                 --------             --------             --------

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
        Balance Beginning of Year                                $    809             $    753             $    978
            Additions charged to operations                           869                  378                  302
            Other                                                   2,818                   --                   --
            Deductions for uncollectible accounts
              written off, net of recoveries                         (470)                (238)                (508)
            Currency translation adjustment                           133                  (84)                 (19)
                                                                 --------             --------             --------
        Balance End of Year                                      $  4,159             $    809             $    753
                                                                 ========             ========             ========

RESERVE FOR INVENTORY VALUATION:
        Balance Beginning of Year                                $  2,645             $    668             $    808
            Additions charged to operations                         1,033                3,425                  724
            Deductions for inventory disposal                      (2,299)              (1,380)                (870)
            Currency translation adjustment                            33                  (68)                   6
                                                                 --------             --------             --------
        Balance End of Year                                      $  1,412             $  2,645             $    668
                                                                 ========             ========             ========


                      WALBRO CORPORATION AND SUBSIDIARIES

(2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                                                          DECEMBER 31, 1998
                                           ---------------------------------------------------------------------------
                                                                            WALBRO
                                                                         CORPORATION     CONSOLIDATION
                                            GUARANTOR     NONGUARANTOR     (PARENT      AND ELIMINATION   CONSOLIDATED
                                           SUBSIDIARIES   SUBSIDIARIES   CORPORATION)       ENTRIES          TOTAL
                                           ------------   ------------   ------------   ---------------   ------------
                                                                (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
CURRENT ASSETS:
  Cash..................................... $  1,190       $ 18,563        $   (106)      $   --            $ 19,647
  Accounts receivable, net.................   66,739         55,015          32,662           --             154,416
  Accounts receivable, intercompany........ (103,735)       (37,056)        141,663            (872)           --
  Inventories..............................   21,898         37,918           1,055           --              60,871
  Prepaid expenses and other...............    1,690          9,007           1,037           --              11,734
  Deferred and refundable income taxes.....    --             1,507           9,228           --              10,735
                                           ----------      ---------       ---------      ----------        ---------
    Total current assets...................  (12,218)        84,954         185,539            (872)         257,403
                                           ----------      ---------       ---------      ----------        ---------

PLANT AND EQUIPMENT, NET...................  109,941        160,478           8,014             108          278,541
                                           ----------      ---------       ---------      ----------        ---------
OTHER ASSETS:
  Assets held for sale.....................    --             3,175            --             --               3,175
  Joint ventures...........................   20,169         18,266            --             --              38,435
  Investments..............................  134,676         24,766          68,408        (225,160)           2,690
  Goodwill, net............................   13,886          9,460            --             8,541           31,887
  Notes receivable.........................    2,000          8,310            --            (8,287)           2,023
  Deferred income taxes....................    --             5,266             346           --               5,612
  Other....................................    9,705          4,740          14,456           --              28,901
                                           ----------      ---------       ---------      ----------        ---------
    Total other assets.....................  180,436         73,983          83,210        (224,906)         112,723
                                           ----------      ---------       ---------      ----------        ---------
Total assets............................... $278,159       $319,415        $276,763       $(225,670)        $648,667
                                           ==========      =========       =========      ==========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt........ $    776       $    134        $  1,493       $   --            $  2,403
  Bank and other borrowings................    --            12,012            --             --              12,012
  Accounts payable.........................   28,094         79,454           6,585           --             114,133
  Accrued liabilities......................   13,164         14,440           2,176           1,229           31,009
  Dividends payable........................    --               920            --             --                 920
                                           ----------      ---------       ---------      ----------        ---------
    Total current liabilities..............   42,034        106,960          10,254           1,229          160,477
                                           ----------      ---------       ---------      ----------        ---------
LONG-TERM LIABILITIES:
  Long-term debt, less current portion.....  165,617         18,882         181,757         (41,967)         324,289
  Pension obligations and other............    --             3,754           7,831           --              11,585
  Deferred income taxes....................    --             5,170            (635)          --               4,535
  Minority interest........................    --             1,225            --             --               1,225
                                           ----------      ---------       ---------      ----------        ---------
    Total long-term liabilities............  165,617         29,031         188,953         (41,967)         341,634
                                           ----------      ---------       ---------      ----------        ---------
COMPANY-OBLIGATED MANDATORILY REDEEMABLE
CONVERTIBLE PREFERRED SECURITIES OF
WALBRO CAPITAL TRUST HOLDING SOLELY
CONVERTIBLE DEBENTURES.....................    --            69,000            --             --              69,000

STOCKHOLDERS' EQUITY:
  Common stock, $.50 par value;
    authorized 25,000,000; outstanding
    8,688,294 in 1998......................    --            25,678           4,344         (25,678)           4,344
  Paid-in capital..........................    --            73,618          66,088         (73,618)          66,088
  Retained earnings........................   73,816         34,118          37,656        (107,934)          37,656
  Deferred compensation....................    --             --               (125)          --                (125)
  Accumulated other comprehensive income...   (3,308)       (18,990)        (30,407)         22,298          (30,407)
                                           ----------      ---------       ---------      ----------        ---------
    Total stockholders' equity.............   70,508        114,424          77,556        (184,932)          77,556
                                           ----------      ---------       ---------      ----------        ---------
Total liabilities and stockholders'
      equity............................... $278,159       $319,415        $276,763       $(225,670)        $648,667
                                           ==========      =========       =========      ==========        =========


                      WALBRO CORPORATION AND SUBSIDIARIES

(2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                                                          DECEMBER 31, 1997
                                             ---------------------------------------------------------------------------
                                                                              WALBRO
                                                                           CORPORATION     CONSOLIDATION
                                              GUARANTOR     NONGUARANTOR     (PARENT      AND ELIMINATION   CONSOLIDATED
                                             SUBSIDIARIES   SUBSIDIARIES   CORPORATION)       ENTRIES          TOTAL
                                             ------------   ------------   ------------   ---------------   ------------
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
CURRENT ASSETS:
  Cash.....................................   $      (744)   $   13,431     $       852    $           --    $   13,539
  Accounts receivable, net.................        80,936        63,194             855                --       144,985
  Accounts receivable, intercompany........      (144,222)      (37,755)        171,052            10,925            --
  Inventories..............................        26,086        29,012           1,109                --        56,207
  Prepaid expenses and other...............         5,988         9,549           1,868                --        17,405
  Deferred and refundable income taxes.....           470         1,253           6,796                --         8,519
                                              -----------    ----------     -----------    --------------    ----------
    Total current assets...................       (31,486)       78,684         182,532            10,925       240,655
                                              -----------    ----------     -----------    --------------    ----------
PLANT AND EQUIPMENT, NET...................       123,635       144,423           7,204               108       275,370
                                              -----------    ----------     -----------    --------------    ----------
OTHER ASSETS:
  Joint ventures...........................        10,739        15,942              --                --        26,681
  Investments..............................       117,720        24,433          50,959          (189,851)        3,261
  Goodwill, net............................        14,342        11,444          (1,524)            8,541        32,803
  Notes receivable.........................            --         6,499         196,198          (202,571)          126
  Deferred and refundable income taxes.....            --         4,001           4,178                --         8,179
  Other....................................         9,045         2,860          11,613                --        23,518
                                              -----------    ----------     -----------    --------------    ----------
    Total other assets.....................       151,846        65,179         261,424          (383,881)       94,568
                                              -----------    ----------     -----------    --------------    ----------
Total assets...............................   $   243,995    $  288,286     $   451,160    $     (372,848)   $  610,593
                                              ===========    ==========     ===========    ==============    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt........   $     7,026    $       76     $     6,858    $           --    $   13,960
  Bank and other borrowings................            --        26,204              --                --        26,204
  Accounts payable.........................        21,540        55,730           6,939                --        84,209
  Accrued liabilities......................         1,103        18,699          20,127              (708)       39,221
  Dividends payable........................            --           920             868                --         1,788
                                              -----------    ----------     -----------    --------------    ----------
    Total current liabilities..............        29,669       101,629          34,792              (708)      165,382
                                              -----------    ----------     -----------    --------------    ----------

LONG-TERM LIABILITIES:
  Long-term debt, less current portion.....       164,581        11,818         339,809          (224,815)      291,393
  Pension obligations and other............         2,505         2,625           6,693                --        11,823
  Deferred income taxes....................            --         2,077              --                --         2,077
  Minority interest........................            --         1,052              --                --         1,052
                                              -----------    ----------     -----------    --------------    ----------
    Total long-term liabilities............       167,086        17,572         346,502          (224,815)      306,345
                                              -----------    ----------     -----------    --------------    ----------
COMPANY-OBLIGATED MANDATORILY REDEEMABLE
 CONVERTIBLE PREFERRED SECURITIES OF
 WALBRO CAPITAL TRUST HOLDING SOLELY
 CONVERTIBLE DEBENTURES....................            --        69,000              --                --        69,000

STOCKHOLDERS' EQUITY:
  Common stock, $.50 par value;
    authorized 25,000,000; outstanding
    8,682,595 in 1997......................            --        23,935           4,341           (23,935)        4,341
  Paid-in capital..........................            --        72,819          66,151           (72,819)       66,151
  Retained earnings........................        49,827        28,747          33,938           (78,574)       33,938
  Deferred compensation....................            --            --            (379)               --          (379)
  Accumulated other comprehensive income...        (2,587)      (25,416)        (34,185)           28,003       (34,185)
                                              -----------    ----------     -----------    --------------    ----------
    Total stockholders' equity.............        47,240       100,085          69,866          (147,325)       69,866
                                              -----------    ----------     -----------    --------------    ----------
Total liabilities and stockholders'
      equity...............................   $   243,995    $  288,286     $   451,160    $     (372,848)   $  610,593
                                              ===========    ==========     ===========    ==============    ==========

                     WALBRO CORPORATION AND SUBSIDIARIES

(2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                                            FOR THE YEAR ENDED DECEMBER 31, 1998
                                        ----------------------------------------------------------------------------
                                                                         WALBRO
                                                                      CORPORATION     CONSOLIDATION
                                         GUARANTOR     NONGUARANTOR     (PARENT      AND ELIMINATION   CONSOLIDATED
                                        SUBSIDIARIES   SUBSIDIARIES   CORPORATION)       ENTRIES           TOTAL
                                        ------------   ------------   ------------   ---------------   -------------
                                                                       (IN THOUSANDS)
NET SALES.............................  $357,379       $339,813       $  2,624            $(21,826)      $677,990
COSTS AND EXPENSES:
  Cost of sales.......................   296,326        295,254          2,238             (21,826)       571,992
  Selling, administrative, research
     and development expenses.........    30,331         26,574         11,621                   -         68,526
                                        --------       --------        --------           --------        --------
OPERATING INCOME (LOSS)...............    30,722         17,985        (11,235)                  -         37,472
OTHER EXPENSE (INCOME):
  Interest expense....................    25,649         10,486         26,117             (30,446)        31,806
  Interest income.....................    (7,809)        (6,823)       (18,991)             30,446         (3,177)
  Royalty  income, net................    (3,667)           439           -                      -         (3,228)
  Foreign currency exchange loss
     (gain)...........................       (73)        (1,173)           (16)                  -         (1,262)
  Other...............................      (721)           490           (554)                  -           (785)
                                        --------       --------        --------           --------        --------
Income before (provision) credit for
  income taxes, minority interest,
  equity in income (loss) of joint
  ventures and subsidiaries and
  extraordinary item..................    17,343         14,566        (17,791)                  -         14,118
(Provision) credit for income taxes...    (5,496)        (3,110)         4,639                   -         (3,967)
Minority interest.....................       -           (5,806)          -                      -         (5,806)
Equity in income (loss) of joint
  ventures............................      (353)         1,199           -                      -            846
Equity in income (loss) of
  subsidiaries........................     8,226            -           18,343             (26,569)            -
                                        --------       --------        --------           --------        --------
Income before extraordinary item......    19,720          6,849          5,191             (26,569)         5,191

Extraordinary item....................       -              -           (1,473)                  -         (1,473)
                                        --------       --------        -------            --------        --------
Net income............................  $ 19,720       $  6,849        $ 3,718            $(26,569)       $ 3,718
                                        ========       ========        =======            ========        ========



Net income............................  $ 19,720       $  6,849        $ 3,718            $(26,569)       $ 3,718
Other comprehensive income, net of tax:
  Unrealized loss on securities
    for sale..........................       -              -             (207)                  -           (207)
  Cumulative translation adjustments..      (721)         6,426          3,985              (5,705)         3,985
                                        --------       --------        --------           --------        --------
Other comprehensive income............      (721)         6,426          3,778              (5,705)         3,778
                                        --------       --------        --------           --------        --------
Comprehensive income..................  $ 18,999       $ 13,275        $ 7,496            $(32,274)       $ 7,496
                                        ========       ========        ========           ========        ========


                     WALBRO CORPORATION AND SUBSIDIARIES

(2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                                            FOR THE YEAR ENDED DECEMBER 31, 1997
                                        ----------------------------------------------------------------------------
                                                                         WALBRO
                                                                      CORPORATION     CONSOLIDATION
                                         GUARANTOR     NONGUARANTOR     (PARENT      AND ELIMINATION   CONSOLIDATED
                                        SUBSIDIARIES   SUBSIDIARIES   CORPORATION)       ENTRIES           TOTAL
                                        ------------   ------------   ------------   ---------------   -------------
                                                                       (IN THOUSANDS)
NET SALES.............................    $323,189       $316,828       $  2,302        $ (22,414)       $ 619,905
COSTS AND EXPENSES:
  Cost of sales and restructuring and.
     impairment charges...............     299,913        286,119          2,133          (22,414)         565,751
  Selling, administrative, research
     and development expenses.........      38,423         27,354         12,298                            78,075
                                          --------       --------       --------        ---------        ---------
OPERATING INCOME (LOSS)...............     (15,147)         3,355        (12,129)              --          (23,921)
OTHER EXPENSE (INCOME):
  Interest expense....................      23,060         14,720         22,313          (34,683)          25,410
  Interest income.....................     (11,671)        (6,079)       (17,607)          34,683             (674)
  Royalty income, net.................      (4,477)           599             --               --           (3,878)
  Foreign currency exchange loss
     (gain)...........................        (900)           534             58               --             (308)
  Other...............................         425            (50)           (10)              --              365
                                          --------       --------       --------        ---------        ---------
Income before (provision) credit for
  income taxes, minority interest,
  equity in income (loss) of joint
  ventures and subsidiaries...........     (21,584)        (6,369)       (16,883)              --          (44,836)
(Provision) credit for income taxes...       7,818             28          2,285               --           10,131
Minority interest.....................        (450)        (4,585)            --               --           (5,035)
Equity in income of joint
  ventures............................       1,007          2,106             --               --            3,113
Equity in income (loss) of
  subsidiaries........................      (4,036)            --        (22,028)          26,064               --
                                          --------       --------       --------        ---------        ---------
Net income............................    $(17,245)      $ (8,820)      $(36,626)       $  26,064        $ (36,627)
                                          ========       ========       ========        =========        =========



Net income............................    $(17,245)      $ (8,820)      $(36,626)       $  26,064        $ (36,627)
Other comprehensive income, net of tax:
  Unrealized loss on securities
    available for sale................          --             --           (620)              --             (620)
  Cumulative translation adjustments..      (2,607)       (23,790)       (28,226)          26,397          (28,226)
                                          --------       --------       --------        ---------        ---------
Other comprehensive income............      (2,607)       (23,790)       (28,846)          26,397          (28,846)
                                          --------       --------       --------        ---------        ---------
Comprehensive income..................    $(19,852)      $(32,610)      $(65,472)       $  52,461        $ (65,473)
                                          ========       ========       ========        =========        =========

                     WALBRO CORPORATION AND SUBSIDIARIES

(2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                                          FOR THE YEAR ENDED DECEMBER 31, 1996
                                     ------------------------------------------------------------------------------
                                                                       WALBRO
                                                                     CORPORATION     CONSOLIDATION
                                      GUARANTOR      NONGUARANTOR      (PARENT      AND ELIMINATION    CONSOLIDATED
                                     SUBSIDIARIES    SUBSIDIARIES    CORPORATION)       ENTRIES           TOTAL
                                     ------------    ------------    -----------    ---------------    ------------
                                                                     (IN THOUSANDS)
NET SALES..........................    $325,547        $284,812       $   1,671        $ (26,641)        $585,389
COSTS AND EXPENSES:
  Cost of sales....................     264,824         248,589           1,362          (26,641)         488,134
  Selling administrative, research
     and development expenses......      49,599          21,607            (629)              --           70,577
                                       --------        --------       ---------        ---------         --------
OPERATING INCOME (LOSS)............      11,124          14,616             938               --           26,678
OTHER EXPENSE (INCOME):
  Interest expense.................      14,824           5,773          22,214          (22,276)          20,535
  Interest income..................      (5,416)         (1,999)        (17,577)          22,276           (2,716)
  Royalty income, net..............      (2,042)            632              --               --           (1,410)
  Foreign currency exchange
     loss (gain)...................        (309)           (131)            370               --              (70)
  Other............................          (4)            158            (217)              --              (63)
                                       --------        --------       ---------        ---------         --------
Income before (provision) credit
  for income taxes, minority
  interest, equity in income
  of joint ventures and
  subsidiaries ....................       4,071          10,183          (3,852)              --           10,402
(Provision)  credit  for income
  taxes............................      (1,240)         (4,155)          2,320               --           (3,075)
Minority interest .................          --            (285)             --               --             (285)
Equity in income of joint
  ventures.........................         552           3,635              --               --            4,187
Equity in income of
  subsidiaries.....................       9,932             518          12,761          (23,211)              --
                                       --------        --------       ---------        ---------         --------
Net income ........................    $ 13,315        $  9,896       $  11,229        $ (23,211)        $ 11,229
                                       ========        ========       =========        =========         ========



Net income ........................    $ 13,315        $  9,896       $  11,229        $ (23,211)        $ 11,229
Other comprehensive income, net of
  tax:
  Minimum pension liability
   adjustment......................          --              --              63               --               63
  Unrealized loss on securities
   available for sale..............          --              --            (139)              --             (139)
  Cumulative translation
    adjustments....................        (551)         (5,085)         (6,580)           5,636           (6,580)
                                       --------        --------       ---------        ---------         --------
Other comprehensive income.........        (551)         (5,085)         (6,656)           5,636           (6,656)
                                       --------        --------       ---------        ---------         --------
Comprehensive income...............    $ 12,764        $ 4,811        $   4,573        $ (17,575)        $  4,573
                                       ========        ========       =========        =========         ========


                      WALBRO CORPORATION AND SUBSIDIARIES

(2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                                         FOR THE YEAR ENDED DECEMBER 31, 1998
                                      ---------------------------------------------------------------------------
                                                                       WALBRO
                                                                    CORPORATION     CONSOLIDATION
                                       GUARANTOR     NONGUARANTOR     (PARENT      AND ELIMINATION   CONSOLIDATED
                                      SUBSIDIARIES   SUBSIDIARIES   CORPORATION)       ENTRIES          TOTAL
                                      ------------   ------------   ------------   ---------------   ------------
                                                                    (IN THOUSANDS)
Net cash provided by (used in)
  operating activities..............   $ 33,107       $ 53,196        $(31,701)           $--            $ 54,602
                                      ---------      ---------       ---------           -----           --------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
     Purchase of plant and
       equipment....................    (16,474)       (25,237)           (295)             --            (42,006)
     Acquisitions, net of cash
       acquired.....................         --             --              --              --                 --
     Purchase of other assets.......     12,235        (11,320)         (6,391)             --             (5,476)
     Investment in joint ventures
       and other....................    (22,201)         3,240           7,392              --            (11,569)
     Proceeds/(payments) of
       intercompany note
       receivable...................         --             --              --              --                 --
     Proceeds from disposal of
       assets.......................      2,211            653           5,515              --              8,379
                                       --------       --------        --------            -----          --------

Net cash provided by (used in)
  investing activities..............    (24,229)       (32,664)          6,221              --            (50,672)
                                       --------       --------        --------            -----          --------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
     Net borrowings (repayments)
       under revolving
       line-of-credit
       agreements...................         --             --          73,344              --             73,344
     Debt repayments................     (6,944)       (16,479)        (45,408)             --            (68,831)
     Proceeds from issuance of
       long-term debt...............         --             --              --              --                 --
     Proceeds from issuance of
       common stock and options.....         --             --              57              --                 57
     Financing fees paid............         --             --          (2,603)             --             (2,603)
     Cash dividends paid............         --             --            (868)             --               (868)
                                       --------       --------        --------            -----          --------

Net cash provided by (used in)
  financing activities..............     (6,944)       (16,479)         24,522              --              1,099
                                       --------       --------        --------            -----          --------

EFFECT OF EXCHANGE RATE CHANGES ON
  CASH..............................         --          1,079              --              --              1,079
                                       --------       --------        --------            -----          --------

NET INCREASE (DECREASE) IN CASH.....      1,934          5,132            (958)             --              6,108
CASH AT BEGINNING OF YEAR...........       (744)        13,431             852              --             13,539
                                       --------       --------        --------            -----          --------

CASH AT END OF YEAR.................  $   1,190       $ 18,563         $  (106)            $--           $ 19,647
                                      =========       ========         ========           =====          ========

                     WALBRO CORPORATION AND SUBSIDIARIES

(2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                                         FOR THE YEAR ENDED DECEMBER 31, 1997
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
                                         ========       ========      ========          =====          ========

                     WALBRO CORPORATION AND SUBSIDIARIES

(2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

        Basis of Presentation -- In July 1995, the Company  issued
$110,000,000 in aggregate principal amount of 9.875% Senior Notes due in 2005 (the 2005 Notes). In December 1997, the Company sold $100,000,000 in aggregate principal amount of 10.125% Senior Notes due in 2007 (the 2007 Notes). The 2005 and 2007 Notes are guaranteed on a senior unsecured basis, jointly and severally, by each of the Company's principal wholly-owned domestic operating subsidiaries and certain of its indirect wholly-owned subsidiaries (the Guarantors). The Guarantors include Walbro Automotive Corporation, Walbro Engine Management Corporation, Whitehead Engineered Products, Inc. and Sharon Manufacturing Co. The condensed consolidating financial statements of the Guarantors are presented on pages S-2 through S-10 and should be read in connection with the consolidated financial statements of the Company. Separate financial statements of the Guarantors are not presented because the Guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes the condensed consolidating financial statements presented are more meaningful in understanding the financial position of the Guarantors.

        Distributions -- There are no significant restrictions on the ability of the Guarantors to make distributions to Walbro Corporation.

        Selling and Administrative Expenses -- During 1998, 1997 and 1996 the Parent Corporation allocated $3,399,000, $5,267,000 and $10,422,000, respectively, of corporate selling and administrative expenses to its operating subsidiaries.

                       WALBRO CORPORATION AND SUBSIDIARIES

(2) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

     Long-term debt of the Parent Corporation and the Guarantors consisted of the following at December 31 (in thousands):


                                                                             1998              1997
                                                                            ------            -------
Senior notes due 2005, unsecured, stated interest at 9.875%
  (9.92% effective interest rate) net of unamortized discount of $331 and $369 as of December 31, 1996 and 1995,
  respectively.                                                           $109,747           $109,708
Senior notes due 2007, unsecured, interest at 10.125%............          100,000            100,000
New Revolving Credit Facility, secured, interest at the LIBOR or
  prime rate, plus an additional margin .........................           93,312                 --
New Purchase Money Loan Agreement, secured,
  interest at the LIBOR or prime rate,
  plus an additional margin......................................            2,584                 --
Old Revolving Credit Facility, repaid during 1998................               --             19,700
Old Purchase Money Loan Agreement, repaid during 1998............               --              2,852
Term loan from the State of Connecticut, secured, interest at 6%
  per annum, payable in monthly amounts from 1997 to 2005 .......            3,400              3,400
2004 Senior Notes, repaid during 1998............................               --             45,000
Industrial revenue bond, issued by Town of Ossian, Indiana,
  interest at a variable municipal bond rate, due in 2023........            9,000              9,000
Industrial revenue bond, issued by City of Ligonier, Indiana,
  repaid during 1998.............................................               --              6,300
Capital lease obligations, interest at 7.5%, payable in monthly
  installments through February 2002.............................            2,399              3,042
Other............................................................               --                462
                                                                          --------           --------
                                                                           320,442            299,464
Less -- Current portion..........................................            2,269             13,884
                                                                          --------           --------
                                                                          $318,173           $285,580
                                                                          ========           ========


     For a more detailed description of the above indebtedness, see Note 5 of Notes to Consolidated Financial Statements.

     Aggregate minimum principal payment requirements on long-term debt, including capital lease obligations, in each of the five years subsequent to December 31, 1998 are as follows (in thousands): 1999 - $2,269; 2000 - $2,447;
2001 -  $2,515; 2002 - $1,867;  2003 - $90,199 and thereafter - $221,145.

                                INDEX TO EXHIBITS

                                                                                        SEQUENTIAL
     EXHIBITS                             DESCRIPTION                                    PAGE NO.


       4.15           Financing and Security Agreement between the Company and
                      NationsBank, N.A., as Administrative Agent and Lender, dated May 29, 1998.

       4.16 Amendment No. 1 to the Financing and Security Agreement between the Company and NationsBank, N.A., as Administrative Agent and Lender, dated December 31, 1998.

       10.2           The Company's Amended and Restated Equity Based Long-Term
                      Incentive Plan effective as of June 20, 1994.

       10.22          Amended and Restated Employment Agreement between the
                      Company and Frank E. Bauchiero effective as of April 17,
                      1998.

       10.23          Amended and Restated Termination and Change of Control
                      Agreement between the Company and Frank E. Bauchiero effective as of April 17, 1998.

       21.1           Subsidiaries of the Company.

       23.1 Consent of Arthur Andersen LLP, independent public accountants.

       27.1           Financial Data Schedule.
