Form 10-K/A
period 1998-12-31
WALBRO CORP
filed 1999-04-20
CIK 104174

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                           ---------------------------



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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates in the normal course of business. The Company manages these risks through the use of derivative financial instruments in accordance with management's guidelines. The Company does not enter into derivative financial instruments for trading purposes. A discussion of the Company's accounting policies for these instruments is included in Note 1 to the Company's consolidated financial statements and further disclosure is provided in Note 12 to the Company's consolidated financial statements.



The Company uses a combinantion of fixed rate and variable rate debt to manage its exposure to changes in interest rates based on its financing and cash management activities. The table below provides information about the Company's long term debt obligations that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average interest rates are based on implied forward rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency. The instrument's actual cash flows are denominated in both U.S. dollars ($US) and Belgian Francs (BEF), as indicated in parentheses (in thousands).


December 31, 1998                                                      Expected Maturity Date
---------------------                  ------------------------------------------------------------------------------
                                        1999        2000      2001       2002        2003      Thereafter      Total      Fair Value
                                       -----       -----     -----      -----      ------      ----------     -------     ----------
Fixed rate (US$)                      $  910      $1,080    $1,134     $  481     $   387        $212,254    $216,246       $212,250
 Average interest rate                   7.1%        7.0%      7.1%       6.7%          6%            9.9%        9.9%

Fixed rate (BEF)                           -           -         -          -       5,550               -       5,550          2,805
 Average interest rate                                                                5.4%                        5.4%

Variable rate (US$)                    1,493       1,493     1,493      1,493      89,924           9,000     104,896        104,896
 Average interest rate                   8.0%        8.0%      8.1%       8.1%        8.1%            4.7%        7.8%



The Company enters into foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates related to buying, selling, and financing in foreign currencies and to manage exposure related to uncertainty to which future earnings or assets and liability values are exposed to operating cash flows and financial instruments denominated in foreign currencies. These commitments are generally for terms of less than one year. The Company has performed a quantitative analysis of its overall currency rate exposure at December 31, 1998. Based on this analysis, a 10% change in currency rates would not have a material effect on its earnings.

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

        4.15 Financing and Security Agreement between the Company and NationsBank N.A., as Administrative Agent and Lender, dated May 29, 1998, filed as exhibit 4.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. (2)


        4.16 Amendment No. 1 to the Financing and Security Agreement between the Company and NationsBank, N.A., as Administrative Agent and Lender, dated December 31, 1998, filed as exhibit
                  4.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. (2)

        10.1 Joint Venture Agreement between the Company and Mitsuba Electric Manufacturing Company, Ltd. dated December 12, 1986, filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1986. (2)

        10.2 The Company's Amended and Restated Equity Based Long-Term Incentive Plan effective as of June 20, 1994, filed as exhibit
                  10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. (2)(3)

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


        10.22 Amended and Restated Employment Agreement between the Company and Frank E. Bauchiero effective as of April 17, 1998, filed as exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. (2)(3)


        10.23 Amended and Restated Termination and Change of Control Agreement between the Company and Frank E. Bauchiero effective as of April 17, 1998, filed as exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. (2)(3)


        10.24     The Company's Broad-Based Long Term Incentive Plan, filed as
                  Exhibit 10.33 to the Company's Registration Statement on Form S-4, File No. 333-45693. (2)
        23.1      Consent of Arthur Andersen LLP. (1)
        23.2      Consent of Ernst & Young Audit. (1)


------------------
(1)      Filed herewith.
(2)      Incorporated by reference.
(3)      Management contract or compensatory plan or arrangement.


         (b)      Reports on Form 8-K:

         There was no report on Form 8-K filed during the last quarter of the period covered by this Form 10-K.



         (d)      (1)    The following Financial Statements of Marwal Systems
S.N.C. as of December 31, 1998, 1997 and 1996, and for the years ended December 31, 1998, 1997 and 1996 are included as part of this Form 10-K/A on pages F-23 through F-68:


Letter of Confirmation  . . . . . . . . . . . . . . . . . . . . . . .F-23

Report of Independent Public Accountants for 1998 . . . . . . . . . .F-24

Balance Sheet as of December 31, 1998 . . . . . . . . . . . . . . . .F-25

Income Statement for the year ended December 31, 1998 . . . . . . . .F-27

Notes to the Financial Statements for 1998. . . . . . . . . . . . . .F-29

Report of Independent Public Accountants for 1997 . . . . . . . . . .F-39

Balance Sheet as of December 31, 1997 . . . . . . . . . . . . . . . .F-40

Income Statement for the year ended December 31, 1997 . . . . . . . .F-42

Notes to the Financial Statements for 1997. . . . . . . . . . . . . .F-44

Report of Independent Public Accountants for 1996 . . . . . . . . . .F-55

Balance Sheet as of December 31, 1996 . . . . . . . . . . . . . . . .F-56

Income Statement for the year ended December 31, 1996 . . . . . . . .F-58

Notes to the Financial Statements for 1996. . . . . . . . . . . . . .F-60

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of April, 1999.

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



         SIGNATURE                                      TITLE                                 DATE
         ---------                                      -----                                 ----
                                    PRESIDENT, CHIEF OPERATING OFFICER AND
  /S/ FRANK E. BAUCHIERO              DIRECTOR (PRINCIPAL EXECUTIVE OFFICER)             APRIL 20, 1999
-----------------------------
    FRANK E. BAUCHIERO

                                    CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL
   /S/ MICHAEL A. SHOPE               AND ACCOUNTING OFFICER)                            APRIL 20, 1999
-----------------------------
     MICHAEL A. SHOPE

     /S/ JOHN E. UTLEY              CHAIRMAN OF THE BOARD                                APRIL 20, 1999
-----------------------------
       John E. Utley

   /S/ VERNON E. OECHSLE            DIRECTOR                                             APRIL 20, 1999
-----------------------------
     VERNON E. OECHSLE

   /S/ ROBERT D. TUTTLE             DIRECTOR                                             APRIL 20, 1999
----------------------------
     ROBERT D. TUTTLE

 /S/ WILLIAM T. BACON, JR.          DIRECTOR                                             APRIL 20, 1999
-----------------------------
   WILLIAM T. BACON, JR.

   /S/ ROBERT H. WALPOLE            DIRECTOR                                             APRIL 20, 1999
-----------------------------
     Robert H. Walpole

 /S/ J. DWANE BAUMGARDNER           DIRECTOR                                             APRIL 20, 1999
-----------------------------
   J. DWANE BAUMGARDNER


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

                           [ERNST & YOUNG LETTERHEAD]









                                                  Mr. Mike Shope

                                                  Walbro Corporation
                                                  6242 Garfield Street
                                                  Cass City, Michigan 48726-1325
                                                  U.S.A.




March 31, 1999

Dear Sirs,

With respect to the contemplated filing of a registration statement by Walbro Corporation and the inclusion in this filing of the audited financial statements under French GAAP of Marwal Systems for fiscal years ended December 31, 1996, 1997 and 1998, we confirm that our audits of these Marwal Systems financial statements were conducted substantially in accordance with US generally accepted auditing standards.


Yours faithfully,

ERNST & YOUNG AUDIT


/s/ GILLES MEYER




     Gilles Meyer

       Partner

          *Commissaire aux comptes - Societe d'expertise comptable inscrite au tableau de l'Ordre de la region de Paris - Ile de France. Bureaux en France et en Afrique - Correspondant a Monaco.

                             MARWAL SYSTEMS, S.N.C.
                       STATUTORY AUDITOR'S GENERAL REPORT
                          YEAR ENDED DECEMBER 31, 1998


In our capacity as statutory auditor, we present below our report on


-   the accompanying annual accounts of Marwal Systems,

-   the specific procedures and disclosures prescribed by law,


for the year ended December 31, 1998.


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

In our opinion, the annual accounts present fairly, in all material respects, the financial position of the Company at December 31, 1998 and the results of its operations for the year then ended.

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




    The Statutory Auditor
     ERNST & YOUNG Audit




        Gilles Meyer


March 26, 1999

                             MARWAL SYSTEMS, S.N.C.
                               Balance Sheet as of
                                December 31, 1998
                               (in French Francs)



                                 --------------------------------------------------------------
         ASSETS
         ------
                                                       December 31, 1998

                                 --------------------------------------------------------------
                                        Gross            Accumulated         Net book value
                                                        depreciation
                                                      amortization and
                                                         allowances
                                 --------------------------------------------------------------
Fixed assets
------------
Intangible fixed assets                20,460,169         20,237,117              223,052
Tangible fixed assets                 238,818,956        140,425,727           98,393,229
Financial investments:
- Associates                           22,791,879             60,564           22,731,315
- Others                                7,484,778          7,203,411              281,367
                                 --------------------------------------------------------------
Sub-total                             289,555,782        167,926,819          121,628,963
                                 --------------------------------------------------------------
Inventories
-----------
- Raw materials                        26,073,389          2,535,119           23,538,270
- Work-in-progress                      3,691,105            162,419            3,528,686
- Finished goods                        8,830,184          1,001,800            7,828,384
                                 --------------------------------------------------------------
Sub-total                              39,594,678          3,699,338           34,895,340
                                 --------------------------------------------------------------

Current assets
---------------
Advances and payments on
accounts                                  732,467                                 732,467
Trade accounts and notes
receivable:
- Customers and related accounts      133,667,070          2,006,909          131,660,161
- Other                                19,311,759                              19,311,759
Other receivables                         997,654                                 997,654
Cash and cash equivalent              104,295,959                             104,295,959
Payments in advance                       458,580                                 458,580
Deferred Charges                                -                                       -
Foreign exchange translation
differences                               268,230                                 268,230
                                 --------------------------------------------------------------
Sub-total                             259,731,721          2,006,909          257,724,811
                                 --------------------------------------------------------------

TOTAL ASSETS                          587,882,180        173,633,066          414,249,114
                                 --------------------------------------------------------------


                             MARWAL SYSTEMS, S.N.C.
                               Balance Sheet as of
                                December 31, 1998
                               (in French Francs)


                                                                 ------------------------------
                        LIABILITIES AND                                DECEMBER 31, 1998
                        ---------------
                       SHAREHOLDERS'EQUITY
                       -------------------                       ------------------------------
               SHAREHOLDERS' EQUITY
               --------------------
               Share capital                                                         90,660,000
               Reserves                                                               4,305,050
               Revaluation reserve
               Retained earnings at January 1st                                      69,472,276
               Result for the year                                                    9,866,415
                                                                 ------------------------------
               Sub-total                                                            174,303,743
                                                                 ------------------------------
               Provisions for contingencies and
               --------------------------------
               charges                                                               11,231,626
               -------

               Liabilities
               -----------
               Financial debts:
               - Amounts owed to financial
                 institutions                                                            19,052
               - Other financial debts                                               19,454,834
               - Government subsidies                                                 2,300,000
               Accounts payable and related
               accounts                                                             155,127,484
               Social charges payable                                                15,819,413
               Taxes                                                                 13,413,007
               Other                                                                  2,993,884


               Other creditors
               - Accounts payable on fixed
                 assets                                                              14,710,508
               - Group                                                                        -
               - Other                                                                       24
               Deferred income                                                        4,117,125
               Foreign exchange translation
               differences                                                              758,415
                                                                 ------------------------------
               Sub-total                                                            228,713,746
                                                                 ------------------------------

               TOTAL LIABILITIES AND
               SHAREHOLDERS' EQUITY                                                 414,249,114
                                                                 ------------------------------

                             MARWAL SYSTEMS, S.N.C.
                            Income Statement for the
                           year ended December 31, 1998
                                (in French Francs)


                                                                 -------------------------------------------------
              INCOME STATEMENT FOR THE YEAR                                           December 31, 1998
              ------------------------------
                                                                 -------------------------------------------------
Operating revenues:                                                                                    748,786,511
-------------------

Sale of goods                                                                711,375,580
Sale of services                                                              27,732,194
Net sales                                                                    739,107,774

Movement in finished goods and work-in-progress                                2,104,954
In-house production                                                              116,579
Grants                                                                         1,255,876
Reversal of provisions and transfer of charges                                 5,809,857
Other income                                                                     391,471
                                                                             -----------
                                                                             748,786,511


Operating expenses                                                                                     730,820,529
------------------
Purchases of raw materials and other supplies                                402,455,415
Movements in raw materials stock                                              -2,323,545
Other purchases and external charges                                         112,862,521
Taxes and similar charges                                                      9,995,423
Wages & salaries                                                             105,844,609
Social charges                                                                45,104,922
Depreciation and amortisation expenses and
provisions:
- Fixed assets                                                                32,597,052
- Current assets                                                               1,611,799
- Contingencies and charges                                                   10,106,313
Other charges                                                                 12,566,021
                                                                             -----------
                                                                             730,820,529
Operating profit                                                                                        17,965,982
----------------

Financial income:                                                                                       10,205,051
-----------------
From other investments                                                                 -
Other interest and similar income                                              2,179,792
Reversal of provisions and transfer of charges                                 1,273,073
Foreign exchange gains                                                         6,752,186
                                                                              ----------
                                                                              10,205,051


Financial expenses:                                                                                     19,596,147
-------------------
Depreciation and provisions                                                    7,532,205
Interest and similar charges                                                   4,773,944
Foreign exchange losses                                                        7,289,997
                                                                              ----------
                                                                              19,596,147
Net financial income/(expenses)                                                                         -9,391,096
-------------------------------                                  -------------------------------------------------

                               MARWAL SYSTEMS, S.N.C.
                              Income Statement for the
                           year ended  December 31, 1998
                                (in French Francs)


                                                                 -------------------------------------
              INCOME STATEMENT FOR THE  YEAR                               December 31, 1998
              ------------------------------
                                                                 -------------------------------------
Profit before taxation                                                                      8,574,886
-----------------------

Exceptional income:                                                                          2,879,553
-------------------
From operating activities                                          2,464,082
From capital transactions                                            415,471
Reversal of provisions and transfer                                        0
of charges                                                        ----------
                                                                   2,879,553

Exceptional charges:                                                                         1,588,024
--------------------
From operating activities                                            860,323
From capital transactions                                            387,701
Depreciation and provisions                                          340,000
                                                                   ---------
                                                                   1,588,024
                                                                                             1,291,530

Exceptional profit (loss)
-------------------------

Profit before taxation                                                                       9,866,415
----------------------

Profit-Sharing                                                             -
Income tax                                                                 -

Profit after taxation                                                                        9,866,415
---------------------                                            -------------------------------------


                             MARWAL SYSTEMS, S.N.C.
                        Notes to the financial statements
                         (in thousands of French Francs)



EVENTS DURING THE YEAR

All shares and loans to be incorporated to the capital of Marwal Argentina S.A.
- a Company 98% owned by Marwal SNC -, have been fully depreciated, given the current situation of this Company.

NOTE 1: ACCOUNTING POLICIES

The accounts of the Company have been prepared based upon generally accepted accounting principles in France which conform with the Chart of Accounts as set out in the French law dated April 30, 1983 and the decree of November 29, 1983.

1.1 INTANGIBLE FIXED ASSESTS

Intangible fixed assets consist mainly of goodwill which is amortised on a straight line basis over 5 years and totally amortised at the end of 1998.


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

The depreciation methods and the useful lives applied are as follows:



Installations                          10 years straight line
Machinery                              5-6 2/3 straight line/declining balance
Toolings                               1-5 years straight line/declining
                                       balance
Leasehold improvements - Mac./Toolings 5-6 2/3 straight line/declining balance
Vehicles                               4-5 years straight line
Fixtures and fittings                  10 years straight line
Computer hardware                      4-5 years straight line/declining balance

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

All translation adjustments relating to the Euroland have been booked in the profit and loss account since they are certain.

1.7 Retirement indemnity liabilities

The "Projected Benefit Obligation" has been applied to calculate the retirement obligation.

The total obligation is covered by:

- a fund run by La Mondiale, with a value of KFRF. 10,218,
- a provision of KFRF. 1,092 included in the Marwal accounts at December
  31, 1998,
- an amount payable to La Mondiale of KFRF.475.

                               MARWAL SYSTEMS, S.N.C.
                        Notes to the financial statements
                         (in thousands of French Francs)

NOTE 2: FIXED ASSETS

The movements in gross value are as follows:



                              -------------------------------------------------------------------------------------
                              12/31/97                  Increase               Decrease                12/31/98
                              -------------------------------------------------------------------------------------
Intangible fixed assets        20,730                      272                    542                   20,460
Tangible fixed assets         195,110                   45,387                  1,678                  238,819
Financial investments          29,166                    1,111                      -                   30,277
                              -------------------------------------------------------------------------------------




The movements in amortisation and depreciation are analysed as follows:


                              -----------------------------------------------------------------------------------
                              12/31/97                  Increase               Decrease                12/31/98
                              -----------------------------------------------------------------------------------
Intangible fixed assets        20,017                      762                    542                   20,237
Tangible fixed assets         109,881                   31,835                  1,290                  140,426
Financial investments               0                    7,264                      -                    7,264
                              -----------------------------------------------------------------------------------


NOTE 3. INVENTORIES AND WORK IN PROGRESS


The reserve for obsolescence for raw materials, consumables and finished goods at 12/31/98 amounts to KFRF. 3,699.




  NOTE 4. ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES

At December 31,1999. accounts receivable can be split by maturity date as follows:


                                            ------------------------------------------------------------------------
                                                    Total            Less than 1 year            Greater than 1
                                                                                                     year
                                            ------------------------------------------------------------------------
Long term receivables                                   7,485             7,415                       70
Current assets                                        154,709           154,709                        -
                                            ------------------------------------------------------------------------



NOTE 5: SHORT TERM INVESTMENTS

N/A.

                             MARWAL SYSTEMS, S.N.C.
                        Notes to the financial statements
                         (in thousands of French Francs)






NOTE 6: PREPAYMENTS AND DEFERRED INCOME


                                                                 12/31/98
                                                                 --------
Prepayments
-----------
Subscription fees                                                    9
Language tuition fees                                               25
Transportation and custom                                           96
Leasing for equipment                                               63
Maintenance                                                         59
Leasing (building)                                                 207
                                                                   ---
                                                                   459


                                                                 12/31/98
                                                                 --------
Deferred income
---------------
Long term contracts (tooling)                                    4,117



NOTE 7: DEFERRED CHARGES

N/A

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

                             MARWAL SYSTEMS, S.N.C.
                        Notes to the financial statements
                         (in thousands of French Francs)






NOTE 9: TAX PROVISIONS AND PROVISIONS FOR CONTINGENCIES AND CHARGES

The movements in the year are analysed as follows:



                                        -------------------------------------------------------------------------
                                           12/31/97         Additions         Reversals          12/31/98
                                        -------------------------------------------------------------------------
Provisions for contingencies
and charges of which:                        5,266            10,715             4,749            11,232
-Provision for payments, on
 retirement                                  1,000             1,093             1,000             1,093
-Provision for guarantee                     1,948             6,922             1,948             6,922
-Provision for litigation                      548                 -               119               429
-Provision for loss on foreign
 exchange                                    1,273               268             1,273               268
-Provision for charges                         409             2,017               409             2,017
-Miscellaneous                                  88               415                 -               503
                                        -------------------------------------------------------------------------




NOTE 10: CREDITORS

At December 31, 1998, debts, excluding advances and deposits received, deferred income and foreign exchange differences, can be analysed by maturity date as follows:


                                       -------------------------------------------------------------------------
                                          Total                   Less than 1        Between 1 and    > 5 years
                                                                     year               5 years
                                       -------------------------------------------------------------------------
Government subsidy                            2,300                                       2,300
Other financial debts                        19,455                                      19,455
Trade payables and other
liabilities*                                202,064             202,064
Overdraft                                        19                  19
                                       -------------------------------------------------------------------------


* of which trade bills payable: 59,954

                             MARWAL SYSTEMS, S.N.C.
                       Notes to the financial statements
                        (in thousands of French Francs)


NOTE 11 : INFORMATION ON SUBSIDIARY

(In thousands of Pesos)


---------------------------------------------------------------------------------------------------------------------
Share in %       Detailed information                          Share         Equity          Last          Last
                                                              capital        capital        closing       closing
                                                                           other than       result         sales
                                                                             capital
---------------------------------------------------------------------------------------------------------------------
95%              Marwal de Mexico S.A. de C.V.
                 Tepotzotplan                                 58,891*        -3,417*        8,575*        158,711
                 Estado de Mexico

98%              Marwal Argentina S.A.                        12,000            348          -339           5,705
                 Buenos Aires
                 Estado de Argentina
---------------------------------------------------------------------------------------------------------------------

 * after reevaluation




(In thousands of Francs)


----------------------------------------------------------------------------------------------------------------
Detailed information                           Gross     Net book         Loans       Guarantee     Dividends
                                               value      value           given         given       received
----------------------------------------------------------------------------------------------------------------
Marwal de Mexico S.A. de C.V.                 22,731        22,731            -              -            -
----------------------------------------------------------------------------------------------------------------
Marwal Argentina S.A.                           60             0          7,203              -            -
----------------------------------------------------------------------------------------------------------------



Shares and loans to Marwal Argentina have been fully depreciated (100%) at December 31, 1998, given the financial situation of this Company.

The exemption of sub-groups enables Marwal Systems to not consolidate its subsidiaries.


NOTE 12: RELATED PARTIES

The related parties transactions are included in the different accounts in the balance sheet as follows:


---------------------------------------------------------------------------------------------------------------
                      ASSETS                                                    LIABILITIES
---------------------------------------------------------------------------------------------------------------
Trade receivables                         24,195          Trade payables                              21,130
Other receivables                            815          Other payables                                   -
Cash and
cash equivalent                          104,126          Financial debt                                   -
---------------------------------------------------------------------------------------------------------------


Interest expenses and financial income with related parties are as follows

---------------------------------------------------------------------------------------------------------------
Operating income                72,022                             Operating expenses      46,092
Financial income                 2,023                             Interest expenses        2,410
---------------------------------------------------------------------------------------------------------------

                             MARWAL SYSTEMS, S.N.C.
                        Notes to the financial statements
                         (in thousands of French Francs)



NOTE 13: ACCRUALS AND INCOME RECEIVABLE RELATING TO DIFFERENT BALANCE SHEET ACCOUNTS

----------------------------------------------------------------------------------------------------------------
                         Assets                                                Liabilities
----------------------------------------------------------------------------------------------------------------
Trade receivables
- Customers                           6,524                 Trade payables
- Suppliers                             216                 - Suppliers                              6,514
- Other                                 482                 - Tax and social charges                15,259
                                                            - Customers                              2,472
                                                            - Other                                    476
Other receivables                                           Other liabilities                            -
                                                            Financial debts                          3,773
----------------------------------------------------------------------------------------------------------------



NOTE 14 : EXCHANGE DIFFERENCES RELATED TO BALANCE SHEET ACCOUNTS


                    -----------------------------------------------------------------------------------
                        Exchange         difference             Exchange             difference
                    -----------------------------------------------------------------------------------
                        outside           Euroland               Inside               Euroland
                    -----------------------------------------------------------------------------------
                         Asset            Liability              Asset                Liability
                    -----------------------------------------------------------------------------------
Assets
------
Trade receivables          36                                     246
Liabilities
------------
Trade payables            232              758                      1                     15
                    -----------------------------------------------------------------------------------

NOTE 15. SALES TURNOVER ANALYSIS


                                                     1998                        1997
                                                     ----                        ----

Sales                                               739,108                     692,154
-----
Sales of goods                                      711,376                     676,821
Sales of services                                    27,732                      15,333

Split between export/dornestic
------------------------------
Domestic                                            303,016                     290,827
Export                                              436,092                     401,327

Sales                                               739,108                     692,154
-----

                             MARWAL SYSTEMS, S.N.C.
                        Notes to the financial statements
                         (in thousands of French Francs)

NOTE 16: DEFERRED TAX POSITION


                    -------------------------------------------------------------------------------------------------
                              12/31/97                         Movements                      12/31/98

                    -------------------------------------------------------------------------------------------------
Nature                   Asset       Liability            Asset         Liability         Asset      Liability
------
                    -------------------------------------------------------------------------------------------------
Timing differences
------------------
Accrued expenses
payable to La
Mondiale                 450                              476             450             476
Organic                  797                              914             797             914
Provision for
contingencies and
charges                1,459                            1,421           1,459           1,421
Profit sharing         3,640                                            3,640               0
Reserve on Marwal          0                            7,264                           7,264
Argentina
                    -------------------------------------------------------------------------------------------------

Elements having an impact on 1998 fiscal result

Vehicle leasing                                   68
Difference on foreign exchange unrealised gains   98

NOTE 17: EMPLOYEE INFORMATION


                              -----------------------------------------------------------------------
                                        Permanent staff                    Temporary staff
                              -----------------------------------------------------------------------
Executives & Management                       84
Employees                                    156                                  8
Workers                                      487                                 70
                              -----------------------------------------------------------------------
Total                                        727                                 78
                              -----------------------------------------------------------------------



NOTE 18: LEASE COMMITMENTS

The company leases certain of its buildings:


------------------------------------------------------------------------------------------------
                                                   Depreciation expense
  Balance sheet        Acquisition              --------------------------           Net book
    account              cost                   Period ended   Accumulated            value
------------------------------------------------------------------------------------------------
    Buildings
    ---------
     Chalons            5,000                          172           805              4,195
  Saint-Martin          8,059                          504           604              7,455
------------------------------------------------------------------------------------------------
Total                  13,059                          676         1,409             11,650
------------------------------------------------------------------------------------------------



NOTE 19: COMMITMENTS UNDERTAKEN AND RECEIVED


Discounted trade bills receivable but not matured 77,711

                             MARWAL SYSTEMS, S.N.C.
                        Notes to the financial statements
                         (in thousands of French Francs)


Leasing:

* present value of lease payments based on the BT01 index (value at 01.01.98 = 551.1 francs)


----------------------------------------------------------------------------------------------------------------------------

     Balance           Lease payments                FUTURE LEASE PAYMENTS                                        Term
      sheet       -------------------------------------------------------------------------------------------     price
    category      Period             Accu-          Less than 1   Between 1      > 5 years       Total
                  ended             mulated            year      and 5 years
----------------------------------------------------------------------------------------------------------------------------
    Buildings
    Chalons*      600.5              2,760.8          605.3        2,421.2      1,236.0       4,262.5             0
     Saint-       569.2                683.0          927.9        3,391.6      5,127.9       9,447.4             0
     Martin
----------------------------------------------------------------------------------------------------------------------------
Total           1,169.7              3,443.8        1,533.2        5,812.8      6,363.9      13,709.9             0
----------------------------------------------------------------------------------------------------------------------------




NOTE 20: INFORMATION RELATING TO MANAGEMENT

N/A.

NOTE 21 - EXCEPTIONAL INCOME


Exceptional income from operating activities                              2,464
Account payable to Cirflex, liquidated               2,464

Exceptional income from capital transactions                                415
Income from the sale of fixed assets                   139
Grants received                                        276

Reversal of provisions and transfer of charges                                0

NOTE 22: EXCEPTIONAL CHARGES

Exceptional charges on operating activities                                 860
Redundancy payments                                    792
Non-refunded IVA                                        68

Exceptional charges from capital transactions                               388
Net book value of fixed assets sold                    388

Depreciation and provisions                                                 340
Miscellaneous                                          340

                             MARWAL SYSTEMS, S.N.C.
                        Notes to the financial statements
                         (in thousands of French Francs)


NOTE 23: CHANGE IN ACCOUNTING POLICIES


At December 31, 1998, tooling have been included in the value of raw material and other consumable inventory for an amount of KFRF.2,329.



NOTE 24: ANALYSIS OF INCOME TAX

As Marwal Systems became a partnership as from 10/01/95, there is no income tax booked.



                                        ---------------------------------------------------------
                                                                Base                         Tax
                                        ---------------------------------------------------------
                                                            12/31/98
                                        ---------------------------------------------------------
Operating profit                                               8,575                           0
-----------------
Exceptional items                                              1,291                           0
-----------------                                             ------                         ---
                                                               9,866
Profit before tax                                                                              0
Income tax credit                                                                              0
                                                                                             ---
TOTAL INCOME TAX FOR THE COMPANY                                                               0
                                        ---------------------------------------------------------

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
                                                              ================================================

                            MARWAL SYSTEMS, S.N.C.
                             Balance Sheet as of
                              December 31, 1997
                              (in French Francs)




                                        ---------------------
        LIABILITIES AND                   December 31, 1997
     SHAREHOLDERS' EQUITY               ---------------------


Shareholders' equity
Share capital                                   90.660.000,00
Reserves                                         4.305.050,83
Revaluation reserve
Retained earnings at January 1st                37.762.183,66
Result for the year                             41.682.692,84
                                        ---------------------
Sub-total                                      174.409.927,33
                                        ---------------------
Provisions for contingencies and
charges                                          5.265.122,88

Liabilities
Financial debts:
-Amounts owed to financial
 institutions                                      234.153,20
-Other financial debts                          14.812.419,38
-Government subsidies                            2.300.000,00
Accounts payable and related
accounts                                       161.799.190,73
Social charges payable                          20.560.799,82
Taxes                                            3.224.082,14
Other                                            4.927.588,11



Other creditors:
- Accounts payable on fixed
  assets                                         6.164.893,10
- Group                                                     -
- Other                                                 24,00

Deferred income                                  4.785.923,26
Foreign exchange translation
differences                                        660.167,14
                                        ---------------------
Sub-total                                      219.469.240,88
                                        ---------------------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                           399.144.291,09
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

The total obligation is covered by:


- a fund run by La Mondiale, with a value of KFRF.9,680,
- a provision of KFRF.1,000 included in the Marwal accounts at December 31, 1997,
- an amount payable to La Mondiale of KFRF.450.

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


NOTE 3: INVENTORIES AND WORK IN PROGRESS


The reserve for obsolescence for raw materials, consumables and finished goods at 12/31/97 amounts to KFRF.2.638.


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

                            MARWAL SYSTEMS, S.N.C.
                      Notes to the financial statements
                       (in thousands of French Francs)


NOTE 17:  EMPLOYEE INFORMATION


                            ---------------------------------
                            Permanent staff   Temporary staff
                            ---------------------------------
Executives & Management            79
Employees                        155                7
Labor and production              475               56
                            ---------------------------------
TOTAL                             709               63
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
                             -------------------------------------------


NOTE 3: INVENTORIES AND WORK IN PROGRESS


The reserve for obsolescence for raw materials, consumables and finished goods at 12/31/96 amounts to KFRF.3,577.


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