Form 10-Q
period 1999-03-31
WALBRO CORP
filed 1999-05-17
CIK 104174

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For The Quarterly Period ended March 31, 1999
                          Commission File Number 0-6955


                               WALBRO CORPORATION

             (Exact name of registrant as specified in its charter)

                                    Delaware

                            (State of incorporation)


                                   38-1358966
                            (I.R.S. Employer ID No.)

                    1227 Centre Road, Auburn Hills, MI 48236
               (Address of principal executive offices) (Zip Code)

                                 (248) 377-1800
               Registrant's telephone number, including area code

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 1999:


                       Common Stock (one class): 8,688,294

                                     PART I
                              FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

              INTRODUCTION TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated financial statements of Walbro Corporation and subsidiaries (the "Company") have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements of the Company should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1998.

     The financial information presented reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for interim periods presented. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)


                                                              3/31/99           12/31/98
                                                              -------           --------
ASSETS                                                       (Unaudited)
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                  $  13,407        $   19,647
  ACCOUNTS RECEIVABLE, NET                                     156,328           154,416
  INVENTORIES, NET                                              59,572            60,871
  OTHER CURRENT ASSETS                                          26,275            22,469
                                                             ---------        ----------

    TOTAL CURRENT ASSETS                                       255,582           257,403

PROPERTY, PLANT & EQUIPMENT:
  LAND, BUILDINGS & IMPROVEMENTS                                99,242            99,747
  MACHINERY & EQUIPMENT                                        290,889           308,151
                                                             ---------        ----------
    SUBTOTAL                                                   390,131           407,898
  LESS: ACCUMULATED DEPRECIATION                              (131,419)         (129,357)
                                                             ---------        ----------

    NET PROPERTY, PLANT & EQUIPMENT                            258,712           278,541

OTHER ASSETS:
  GOODWILL, NET                                                 31,419            31,887
  JOINT VENTURES, INVESTMENTS & OTHER                           76,642            80,836
                                                             ---------        ----------

    TOTAL OTHER ASSETS                                         108,061           112,723
                                                             ---------        ----------

    TOTAL ASSETS                                             $ 622,355        $  648,667
                                                             =========        ==========



The accompanying notes are an integral part of these consolidated balance sheets.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)


                                                                                3/31/99           12/31/98
                                                                                -------           --------
LIABILITIES                                                                   (Unaudited)
CURRENT LIABILITIES:
  CURRENT PORTION LONG-TERM DEBT                                             $   2,243          $   2,403
  NOTES PAYABLE-BANKS                                                            4,535             12,012
  ACCOUNTS PAYABLE                                                             121,074            114,133
  ACCRUED LIABILITIES                                                           35,839             31,929
                                                                             ---------          ---------

    TOTAL CURRENT LIABILITIES                                                  163,691            160,477

LONG-TERM LIABILITIES:
  LONG-TERM DEBT, NET OF CURRENT                                               312,485            324,289
  OTHER LONG-TERM LIABILITIES                                                   16,584             17,345
                                                                             ---------          ---------

    TOTAL LONG-TERM LIABILITIES                                                329,069            341,634

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
  CONVERTIBLE PREFERRED SECURITIES OF WALBRO CAPITAL
  TRUST HOLDING SOLELY CONVERTIBLE DEBENTURES                                   69,000             69,000

STOCKHOLDERS' EQUITY
COMMON STOCK, $.50 PAR VALUE;                                                    4,344              4,344
  AUTHORIZED 25,000,000;
  OUTSTANDING 8,688,294 IN 1999 AND
  8,688,294 IN 1998
PAID-IN CAPITAL                                                                 66,026             66,088
RETAINED EARNINGS                                                               38,728             37,656
DEFERRED COMPENSATION                                                                0               (125)
ACCUMULATED OTHER COMPREHENSIVE INCOME                                         (48,503)           (30,407)
                                                                             ---------          ---------

    TOTAL STOCKHOLDERS' EQUITY                                                  60,595             77,556
                                                                             ---------          ---------


    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                 $ 622,355          $ 648,667
                                                                             =========          =========



The accompanying notes are an integral part of these consolidated balance sheets.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)



                                                               THREE MONTHS ENDED
                                                           03/31/99          03/31/98
                                                           --------          --------
                                                                  (Unaudited)
NET SALES                                                $   188,706       $   169,292

COST OF SALES & EXPENSES:
   COST OF SALES                                             161,072           144,058
   SELLING AND ADMINISTRATIVE EXPENSES                        14,207            12,951
   RESEARCH & DEVELOPMENT EXPENSES                             2,649             4,007
   RESTRUCTURING CHARGES                                        (825)                0
                                                         -----------       -----------

OPERATING INCOME                                              11,603             8,276

OTHER EXPENSE (INCOME):
   INTEREST EXPENSE                                            7,637             7,665
   INTEREST INCOME                                              (119)             (162)
   ROYALTY INCOME, NET                                          (676)             (951)
   OTHER (INCOME) EXPENSE                                         71              (517)
                                                         -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES,
 MINORITY INTEREST, AND JOINT VENTURES                         4,690             2,241


PROVISION FOR INCOME TAXES                                    (1,135)             (752)
MINORITY INTEREST                                             (1,577)           (1,391)
EQUITY IN INCOME OF JOINT VENTURES                              (906)              474
                                                         -----------       -----------


NET INCOME                                               $     1,072       $       572
                                                         ===========       ===========


BASIC NET INCOME PER SHARE                               $      0.12       $      0.07
                                                         ===========       ===========

DILUTED NET INCOME PER SHARE                             $      0.12       $      0.07
                                                         ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                        8,688,294         8,682,602

DILUTIVE OPTIONS ISSUED TO EXECUTIVES                              0             3,885
                                                         -----------       -----------

DILUTED SHARES OUTSTANDING                                 8,688,294         8,686,487
                                                         ===========       ===========


NET INCOME                                               $     1,072       $       572

OTHER COMPREHENSIVE INCOME, NET OF TAX:
  UNREALIZED LOSS ON SECURITIES AVAILABLE FOR SALE               (51)               (1)
  CUMULATIVE TRANSLATION ADJUSTMENTS                         (18,045)           (3,386)
                                                         -----------       -----------
OTHER COMPREHENSIVE INCOME (LOSS)                            (18,096)           (3,387)
                                                         -----------       -----------
COMPREHENSIVE INCOME (LOSS)                              $   (17,024)      $    (2,815)
                                                         ===========       ===========

The accompanying notes are an integral part of these consolidated statements.

WALBRO CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


(In thousands)                                                   THREE MONTHS ENDED
                                                            03/31/99          03/31/98
                                                            --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:                               (Unaudited)
  NET INCOME                                               $   1,072         $     572
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    DEPRECIATION & AMORTIZATION                                9,014             9,718
    (GAIN) LOSS ON DISPOSITION OF ASSETS                           9              (549)
    MINORITY INTEREST                                            197                26
    (INCOME)LOSS OF JOINT VENTURES                               906              (474)
    CHANGES IN ASSETS AND LIABILITIES:
      DEFERRED INCOME TAXES                                      (77)             (612)
      PENSION OBLIGATIONS & OTHER                                654               583
      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                13,587            34,819
      ACCOUNTS RECEIVABLE, NET                                (7,688)          (19,703)
      INVENTORIES                                                (28)           (2,640)
      PREPAID EXPENSES AND OTHER                                (607)           (5,284)
                                                           ---------         ----------
      TOTAL ADJUSTMENTS                                       15,967            15,884
                                                           ---------         ----------
    NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                                     17,039            16,456
                                                           ---------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  PURCHASE OF FIXED ASSETS                                    (3,060)          (11,826)
  PURCHASE OF OTHER ASSETS                                      (236)              (12)
  INVESTMENT IN JOINT VENTURES & OTHER                             0            (1,838)
  PROCEEDS FROM DISPOSAL OF ASSETS                                40             3,689
                                                           ---------         ----------
    NET CASH USED IN INVESTING ACTIVITIES                     (3,256)           (9,987)
                                                           ---------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  BORROWINGS UNDER LINES-OF-CREDIT                            72,622            21,713
  REPAYMENTS UNDER LINES-OF-CREDIT                           (83,965)          (23,600)
  DEBT REPAYMENTS                                             (6,761)             (156)
  FINANCING FEES PAID                                           (348)             (366)
  CASH DIVIDENDS PAID                                              0              (868)
                                                           ---------         ----------
    NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                                   (18,452)           (3,277)
                                                           ---------         ----------

  EFFECT OF EXCHANGE RATE CHANGES ON CASH                     (1,571)              359
                                                           ---------         ----------

  NET INCREASE (DECREASE) IN CASH                             (6,240)            3,551
  CASH AND CASH EQUIVALENTS BEGINNING BALANCE                 19,647            13,539
                                                           ---------         ----------

  CASH AND CASH EQUIVALENTS ENDING BALANCE                 $  13,407         $  17,090
                                                           =========         ==========

The accompanying notes are an integral part of these consolidated statements.

                      WALBRO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: SUBSEQUENT EVENT

    Walbro Corporation announced April 28, 1999 that it had entered into a definitive merger agreement with TI Group plc, headquartered in London, England, pursuant to which Walbro will become a wholly-owned subsidiary of TI Group. The all-cash transaction of $20.00 per share values Walbro at $570 million (including debt) and is subject to customary regulatory approvals. The Board of Directors of both companies have unanimously approved the merger agreement and will be effected through a tender offer launched by TI Group.

NOTE 2: RESTRUCTURING OF OPERATIONS AND OTHER ACTIONS.

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

    The $8,100,000 charge related to the divestiture of the Company's steel fuel rail facility is comprised of $7,800,000 of non-cash asset revaluations and $300,000 of exit cost liabilities. This facility was sold as of May 31, 1998, resulting in a gain of approximately $500,000. Exit costs were paid and charged against the reserve during 1998 at approximately the amount established as of December 31, 1997.

    The $5,700,000 charge related to the planned disposition of the Company's interest in U.S. Coexcell Inc. is comprised of $5,300,000 of non-cash asset revaluations and $400,000 of exit cost liabilities. The Company did not complete the disposition of U.S. Coexcell Inc. during 1998 or the first quarter of 1999 and continued to operate the facility. The Company is continuing to evaluate its options for U.S. Coexcell Inc. As such, no payments were made or charged against the reserve during 1998 nor the first quarter 1999.

    The $400,000 related to the movement of small engine operations in Mexico to a larger facility represents primarily remaining lease payments on the old facility for the period of time in which the Company will no longer use the facility. Of the amount established as of December 31, 1997, $300,000 was paid and charged against the reserve during 1998 and $100,000 during the first quarter of 1999.

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

    The components of the $10,000,000 charge for asset impairments include $4,200,000 to write-down to net realizable value certain tooling, machinery and equipment, $2,800,000 to reserve for uncertainties related to its Korean automotive activities, $1,300,000 to write-off its interest in Saginaw Plastics, an injection molder in Saginaw, Michigan and $1,700,000 associated with other impairment issues. No further circumstances arose during 1998 to question the net realizable value of these assets. However, during the first quarter 1999, improving business conditions and a reduction of the level of assets at risk associated with the Korean automotive activities allowed an $825,000 reduction in these reserves.



NOTE 3: INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories include raw material and component parts, work-in-process and finished products. Work-in-process and finished products inventories include material, labor and manufacturing overhead costs.

    Inventories are comprised of the following:



                                            March 31,     December 31,
                                              1999            1998
                                              ----            ----
                                                 (in thousands)
Raw materials and components                  $33,677       $34,804
Work-in-process                                 7,085         6,287
Finished products                              18,810        19,780
                                              -------       -------
                                              $59,572       $60,871
                                              =======       =======

Note 4.  Business Segment Information.
The Company has adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

Management uses information at the plant level for evaluating performance and allocating resources. Management also uses information from the plants at the product line and geographic levels as the basis for management decisions. The Company's reportable segments are managed separately as each business utilizes different technology and marketing strategies. The Company's reportable segments are grouped as follows:

  1. Automotive, which designs, develops and manufactures fuel storage and delivery products for a broad range of U.S. and non U.S. manufacturers of passenger automobiles and light trucks (including minivans),
  2. Small Engine, which designs, develops and manufactures diaphragm carburetors for portable engines, float feed carburetors for ground supported engines and ignition systems and other components for a variety of small engine products.
  3. Aftermarket, which provides replacement parts for both the automotive and small engine markets.
  4. Corporate, which includes corporate headquarters and direct investments.

  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies which are included in the Company's Form 10-K, as filed. The Company evaluates performance based on earnings before interest, income taxes, minority interest, equity in income of joint ventures and extraordinary items (EBIT). The Company accounts for intercompany sales as if they were to third parties, that is, at current market prices. The Company accounts for property transfers at net book value.

The following tables present financial information for the quarters ended March 31 by reportable segment


                                                               3/31/99            3/31/98             3/31/97
                                                              --------            --------           --------
Net sales to external customers
  Automotive                                                  $136,006            $126,249           $113,724
  Small Engine                                                  41,551              33,323             31,473
  Aftermarket                                                    9,189               7,751              6,774
  Corporate                                                      1,960               1,969              2,048
                                                              --------            --------           --------
Total net sales to external customers                          188,706             169,292            154,019
                                                              ========            ========           ========

Intercompany sales
  Automotive                                                    19,463              18,093             16,171
  Small Engine                                                  11,515              11,320             10,146
  Aftermarket                                                      214                 268                256
  Corporate                                                        373                  18                 66
                                                              --------            --------           --------
Total intercompany sales                                        31,565              29,699             26,639
Elimination of intercompany sales                              (31,565)            (29,699)           (26,639)
                                                              --------            --------           --------
Total net sales                                               $188,706            $169,292           $154,019
                                                              ========            ========           ========

EBIT
  Automotive                                                  $ 12,459            $  7,569           $  8,537
  Small Engine                                                     978               2,690              3,227
  Aftermarket                                                    2,263               2,116              1,825
  Corporate                                                     (3,492)             (2,631)            (3,772)
                                                              --------            --------           --------
Total EBIT                                                      12,208               9,744              9,817
                                                              --------            --------           --------

  Unallocated amounts
     Interest income                                               119                 162                131
     Interest expense                                           (7,637)             (7,665)            (6,023)
     Minority Interest, net of tax                              (1,577)             (1,391)              (984)
     Equity in income (loss)of joint ventures, net of tax         (906)                474                801
                                                              --------            --------           --------

Total income (loss) before income taxes and
  extraordinary item                                          $  2,207            $  1,324           $  3,742
                                                              ========            ========           ========

                       WALBRO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  NOTE (5) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS




                                                                                    as of March 31, 1999
                                                         ---------------------------------------------------------------------------
                                                                                           Walbro
                                                                                        Corporation    Consolidation
                                                          Guarantor     Nonguarantor      (Parent     and Elimination   Consolidated
                                                         Subsidiaries   Subsidiaries    Corporation)      Entries           Total
                                                         ------------   ------------    ------------      -------           -----
                                                                                (in thousands, except share data)
                                                                                ---------------------------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                            $    (271)      $  12,287       $  1,391       $        -       $  13,407
    Accounts receivable, net                                62,940          42,660         50,728                -         156,328
    Accounts receivable, intercompany                      (77,786)        (21,396)       101,225           (2,043)              -
    Inventories, net                                        19,926          38,606          1,040                           59,572
    Prepaid expenses and other                               2,880          11,722          1,110                -          15,712
    Deferred and refundable income taxes                         -           1,335          9,228                -          10,563
                                                         ---------------------------------------------------------------------------
        Total current assets                                 7,689          85,214        164,722           (2,043)        255,582
                                                         ---------------------------------------------------------------------------
PLANT AND EQUIPMENT, NET                                   106,617         143,305          8,682              108         258,712
                                                         ---------------------------------------------------------------------------
OTHER ASSETS:
    Assets held for sale                                         -           3,175              -                -           3,175
    Joint ventures                                          19,205          16,879              -                -          36,084
    Investments                                            129,887          24,753         58,947         (210,987)          2,600
    Goodwill, net                                           13,772           9,106              -            8,541          31,419
    Notes receivable                                         2,000           6,060              -           (6,056)          2,004
    Deferred income taxes                                        -           3,947            346                -           4,293
    Other                                                    9,364           4,630         14,492                -          28,486
                                                         ---------------------------------------------------------------------------
        Total other assets                                 174,228          68,550         73,785         (208,502)        108,061
                                                         ---------------------------------------------------------------------------
    Total assets                                         $ 288,534       $ 297,069       $247,189       $ (210,437)      $ 622,355
                                                         ===========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                    $     664       $      86       $  1,493       $        -       $   2,243
    Bank and other borrowings                                    -           4,535              -                -           4,535
    Accounts payable                                        40,232          74,889          5,953                -         121,074
    Accrued liabilities                                     14,139          18,777          1,837              166          34,919
    Dividends payable                                            -             920              -                -             920
                                                         ---------------------------------------------------------------------------
        Total current liabilities                           55,035          99,207          9,283              166         163,691
                                                         ---------------------------------------------------------------------------
LONG-TERM LIABILITIES
    Long-term debt, less current portion                   163,759          16,360        169,741          (37,375)        312,485
    Pension obligations                                          -           3,877          8,233                -          12,110
    Deferred income taxes                                        -           3,715           (663)               -           3,052
    Minority interest                                            -           1,422              -                -           1,422
                                                         ---------------------------------------------------------------------------
        Total long-term liabilities                        163,759          25,374        177,311          (37,375)        329,069
                                                         ---------------------------------------------------------------------------
REDEEMABLE PREFERRED STOCK                                       -          69,000              -                -          69,000
STOCKHOLDERS' EQUITY
    Common stock, $.50 par value;
        authorized 25,000,000; outstanding
        8,688,294 in 1999; 8,688,294 in 1998                     -          25,678          4,344          (25,678)          4,344
    Paid-in capital                                              -          72,884         66,026          (72,884)         66,026
    Retained earnings                                       73,048          38,866         38,728         (111,914)         38,728
    Deferred compensation                                        -                              -                -               -
    Accumulated other comprehensive income                  (3,308)        (33,940)       (48,503)          37,248         (48,503)
                                                         ---------------------------------------------------------------------------
        Total stockholders' equity                          69,740         103,488         60,595         (173,228)         60,595
                                                         ---------------------------------------------------------------------------
        Total liabilities and stockholders' equity       $ 288,534       $ 297,069       $247,189       $ (210,437)      $ 622,355
                                                         ===========================================================================


                       WALBRO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  NOTE (5) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS





                                                                              Three Months Ended March 31, 1999
                                                        ----------------------------------------------------------------------------
                                                                                           Walbro
                                                                                        Corporation    Consolidation
                                                          Guarantor     Nonguarantor      (Parent     and Elimination   Consolidated
                                                         Subsidiaries   Subsidiaries    Corporation)       Entries           Total
                                                         ------------   ------------    ------------       -------           -----
                                                                              (in thousands, except share data)
                                                                              ---------------------------------
NET SALES                                                 $ 90,346       $ 104,667      $     890          $ (7,197)      $ 188,706
COSTS AND EXPENSES:
    Cost of sales                                           75,868          91,612            789            (7,197)        161,072
    Selling, administration & other expenses                 5,037           7,375          4,444                            16,856
    Restructuring expense                                     (825)              -              -                              (825)
                                                        ----------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                     10,266           5,680         (4,343)                -          11,603
OTHER EXPENSE (INCOME):
    Interest expense, net                                    3,059             371          4,088                             7,518
    Royalty income, net                                       (763)             87              -                 -            (676)
    Foreign currency exchange loss(gain)                       135             (73)             -                 -              62
    Other                                                       21             (12)             -                 -               9
                                                        ----------------------------------------------------------------------------
    Income before provision for income taxes,
        minority interest, equity in (income) loss
        of joint ventures and subsidiaries                   7,814           5,307         (8,431)                -           4,690
    Provision for income taxes                              (2,824)         (1,129)         2,818                 -          (1,135)
    Minority Interest                                            -          (1,577)             -                 -          (1,577)
    Equity in income (loss) of joint ventures                 (964)             58              -                 -            (906)
    Equity in income (loss) of subsidiaries                  2,788               -          6,685            (9,473)              -
                                                        ============================================================================
    Net Income Before Extraordinary Item                  $  6,814       $   2,659      $   1,072          $ (9,473)      $   1,072
                                                        ============================================================================
    Extraordinary Item                                                                  $       -                                 -
                                                        ============================================================================
    Net Income                                            $  6,814       $   2,659      $   1,072          $ (9,473)      $   1,072
                                                        ============================================================================

    Net Income                                            $  6,814       $   2,659      $   1,072          $ (9,473)      $   1,072
    Other Comprehensive Income, Net of Tax
        Unrealized loss on Securities Avail. for Sale            -               -            (51)                -             (51)
        Cumulative Translation Adjustments                       -         (14,950)       (18,045)           14,950         (18,045)
                                                        ----------------------------------------------------------------------------
    Other Comprehensive Income (Loss)                     $      -       $ (14,950)     $ (18,096)         $ 14,950       $ (18,096)
                                                        ----------------------------------------------------------------------------
    Comprehensive Income                                  $  6,814       $ (12,291)     $ (17,024)         $  5,477       $ (17,024)
                                                        ============================================================================

                       WALBRO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     NOTE(5) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS





                                                                              Three Months Ended March 31, 1999
                                                         --------------------------------------------------------------------------
                                                                                           Walbro
                                                                                        Corporation    Consolidation
                                                          Guarantor     Nonguarantor      (Parent     and Elimination  Consolidated
                                                         Subsidiaries   Subsidiaries    Corporation)      Entries         Total
                                                         ------------   ------------    ------------      -------         -----
                                                                              (in thousands, except share data)
                                                                              ---------------------------------
Net cash provided by (used in) operating activities         $   813        $  4,992      $  11,234          $ -        $ 17,039
                                                         -----------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of plant and equipment                             233          (2,478)          (815)           -          (3,060)
    Acquisitions, net of cash acquired                            -               -              -            -               -
    Purchase of other assets                                    419            (636)           (19)           -            (236)
    Investment in joint ventures and other                   (2,788)              -          2,788            -               -
    Proceeds/(payments) of intercompany note rec.                 -               -              -            -               -
    Proceeds from disposal of assets                             13              27              -            -              40
                                                         -----------------------------------------------------------------------
Net cash provided by(used in) investing activities           (2,123)         (3,087)         1,954            -          (3,256)
                                                         -----------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) under revolving
        line-of-credit agreements                                                 -        (11,343)           -         (11,343)
    Debt repayments                                            (151)         (6,610)             -            -          (6,761)
    Proceeds from issuance of long-term debt                      -               -              -            -               -
    Proceeds from issuance of stock
        and options                                               -               -              -            -               -
    Financing fees paid                                           -               -           (348)           -            (348)
    Cash dividends paid                                           -               -              -            -               -
                                                         -----------------------------------------------------------------------
Net cash provided by(used in) financing activities             (151)         (6,610)       (11,691)           -         (18,452)
                                                         -----------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON
    CASH                                                          -          (1,571)             -            -          (1,571)
                                                         -----------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                              (1,461)         (6,276)         1,497            -          (6,240)
CASH AND CASH EQUIV. AT BEGIN OF YEAR                         1,190          18,563           (106)           -          19,647
                                                         -----------------------------------------------------------------------
CASH AND CASH EQUIV. AT END OF PERIOD                       $  (271)       $ 12,287      $   1,391          $ -        $ 13,407
                                                         =======================================================================



                       WALBRO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  NOTE(5) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS





                                                                              as of December 31, 1998
                                                    -------------------------------------------------------------------------------
                                                                                       Walbro
                                                                                     Corporation        Consolidation
                                                      Guarantor     Nonguarantor       (Parent         and Elimination  Consolidated
                                                    Subsidiaries    Subsidiaries    Corporation)           Entries          Total
                                                    ------------    ------------    ------------           -------          -----
                                                                          (in thousands, except share data)
                                                                          ---------------------------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                        $   1,190      $  18,563         $    (106)        $        -       $  19,647
    Accounts receivable, net                            66,739         55,015            32,662                  -         154,416
    Accounts receivable, intercompany                 (103,735)       (37,056)          141,663               (872)              -
    Inventories, net                                    21,898         37,918             1,055                             60,871
    Prepaid expenses and other                           1,690          9,007             1,037                  -          11,734
    Deferred and refundable income taxes                     -          1,507             9,228                  -          10,735
                                                    -------------------------------------------------------------------------------
        Total current assets                           (12,218)        84,954           185,539               (872)        257,403
                                                    -------------------------------------------------------------------------------
PLANT AND EQUIPMENT, NET                               109,941        160,478             8,014                108         278,541
                                                    -------------------------------------------------------------------------------
OTHER ASSETS:
    Assets held for sale                                     -          3,175                 -                  -           3,175
    Joint ventures                                      20,169         18,266                 -                  -          38,435
    Investments                                        134,676         24,766            68,408           (225,160)          2,690
    Goodwill, net                                       13,886          9,460                 -              8,541          31,887
    Notes receivable                                     2,000          8,310                 -             (8,287)          2,023
    Deferred income taxes                                    -          5,266               346                  -           5,612
    Other                                                9,705          4,740            14,456                  -          28,901
                                                    -------------------------------------------------------------------------------
        Total other assets                             180,436         73,983            83,210           (224,906)        112,723
                                                    -------------------------------------------------------------------------------
    Total assets                                     $ 278,159      $ 319,415         $ 276,763         $ (225,670)      $ 648,667
                                                    ===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                $     776      $     134         $   1,493         $        -       $   2,403
    Bank and other borrowings                                -         12,012                 -                  -          12,012
    Accounts payable                                    28,094         79,454             6,585                  -         114,133
    Accrued liabilities                                 13,164         14,440             2,176              1,229          31,009
    Dividends payable                                        -            920                 -                  -             920
                                                    -------------------------------------------------------------------------------
        Total current liabilities                       42,034        106,960            10,254              1,229         160,477
                                                    -------------------------------------------------------------------------------
LONG-TERM LIABILITIES
    Long-term debt, less current portion               165,617         18,882           181,757            (41,967)        324,289
    Pension obligations                                      -          3,754             7,831                  -          11,585
    Deferred income taxes                                    -          5,170              (635)                 -           4,535
    Minority interest                                        -          1,225                 -                  -           1,225
                                                    -------------------------------------------------------------------------------
        Total long-term liabilities                    165,617         29,031           188,953            (41,967)        341,634
                                                    -------------------------------------------------------------------------------
REDEEMABLE PREFERRED STOCK                                   -         69,000                 -                  -          69,000
STOCKHOLDERS' EQUITY
    Common stock, $.50 par value;
        authorized 25,000,000; outstanding
        8,688,294 in 1999; 8,688,294 in 1998                 -         25,678             4,344            (25,678)          4,344
    Paid-in capital                                          -         73,618            66,088            (73,618)         66,088
    Retained earnings                                   73,816         34,118            37,656           (107,934)         37,656
    Deferred compensation                                    -                             (125)                 -            (125)
    Accumulated other comprehensive income              (3,308)       (18,990)          (30,407)            22,298         (30,407)
                                                    -------------------------------------------------------------------------------
        Total stockholders' equity                      70,508        114,424            77,556           (184,932)         77,556
                                                    -------------------------------------------------------------------------------
        Total liabilities and stockholders' equity   $ 278,159      $ 319,415         $ 276,763         $ (225,670)      $ 648,667
                                                    ===============================================================================

                       WALBRO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  NOTE(5) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS



                                                                             Three Months Ended March 31, 1998
                                                       -----------------------------------------------------------------------------
                                                                                         Walbro
                                                                                       Corporation    Consolidation
                                                       Guarantor       Nonguarantor     (Parent      and Elimination  Consolidated
                                                       Subsidiaries    Subsidiaries    Corporation)      Entries          Total
                                                       ------------    ------------    ------------      -------          -----
                                                                             (in thousands, except share data)
                                                                             ---------------------------------
NET SALES                                               $ 93,868       $ 83,421          $    667       $ (8,664)      $ 169,292
COSTS AND EXPENSES:
    Cost of sales                                         80,829         71,223               670         (8,664)        144,058
    Selling, administration & other expenses               7,389          6,344             3,225              -          16,958
    Restructuring expense                                      -              -                 -              -               -
                                                       --------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                    5,650          5,854            (3,228)             -           8,276
OTHER EXPENSE (INCOME):
    Interest expense, net                                  4,096          2,851             8,471         (7,753)          7,665
    Royalty income, net                                   (1,853)        (1,752)           (4,310)         7,753            (162)
    Foreign currency exchange loss (gain)                     (8)            96                 -              -              88
    Other                                                 (1,062)            98              (592)             -          (1,556)
                                                       --------------------------------------------------------------------------
    Income before provision for income taxes,
        minority interest, equity in (income) loss
        of joint ventures and subsidiaries                 4,477          4,561            (6,797)             -           2,241
    Provision for income taxes                            (1,608)        (1,784)            2,640              -            (752)
    Minority Interest                                          -         (1,391)                -              -          (1,391)
    Equity in income (loss) of joint ventures                 39            435                 -              -             474
    Equity in income (loss) of subsidiaries                1,980              -             4,729         (6,709)              -
                                                       --------------------------------------------------------------------------
    Net Income Before Extraordinary Item                $  4,888       $  1,821          $    572       $ (6,709)       $    572
                                                       ==========================================================================
    Extraordinary Item
                                                       --------------------------------------------------------------------------
    Net Income                                          $  4,888       $  1,821          $    572       $ (6,709)       $    572
                                                       ==========================================================================

    Net Income                                          $  4,888       $  1,821          $    572       $ (6,709)       $    572
    Other Comprehensive Income, Net of Tax
        Unrealized loss on Securities Avail. for Sale          -              -                (1)             -              (1)
        Cumulative Translation Adjustments                     -           (263)           (3,386)           263          (3,386)
                                                       --------------------------------------------------------------------------
    Other Comprehensive Income (Loss)                   $      -       $   (263)         $ (3,387)         $ 263        $ (3,387)
                                                       --------------------------------------------------------------------------
    Comprehensive Income                                $  4,888       $  1,558          $ (2,815)      $ (6,446)       $ (2,815)
                                                       ==========================================================================


                       WALBRO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  NOTE (5) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS




                                                                             Three Months Ended March 31, 1998
                                                       ----------------------------------------------------------------------------
                                                                                         Walbro
                                                                                       Corporation    Consolidation
                                                        Guarantor     Nonguarantor       (Parent     and Elimination   Consolidated
                                                       Subsidiaries    Subsidiaries    Corporation)       Entries          Total
                                                       ------------    ------------    ------------       -------          -----
                                                                            (in thousands, except share data)
                                                                            ---------------------------------
Net cash provided by (used in) operating activities        $ 8,494        $ 3,947           $ 4,015          $ -        $ 16,456
                                                       --------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of plant and equipment                         (4,807)        (7,011)               (8)           -         (11,826)
    Acquisitions, net of cash acquired                           -              -                 -            -               -
    Purchase of other assets                                   (94)            89                (7)           -             (12)
    Investment in joint ventures and other                  (3,534)          (282)            1,978            -          (1,838)
    Proceeds/(payments) of intercompany note rec.                -              -                 -            -               -
    Proceeds from disposal of assets                             -             51             3,638            -           3,689
                                                       --------------------------------------------------------------------------
Net cash provided by(used in) investing activities          (8,435)        (7,153)            5,601            -          (9,987)
                                                       --------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) under revolving
        line-of-credit agreements                                -         (2,287)              400            -          (1,887)
    Debt repayments                                           (156)             -                 -            -            (156)
    Proceeds from issuance of long-term debt                     -              -                 -            -               -
    Proceeds from issuance of stock
        and options                                              -              -                 -            -               -
    Financing fees paid                                          -              -              (366)           -            (366)
    Cash dividends paid                                          -              -              (868)           -            (868)
                                                       --------------------------------------------------------------------------
Net cash provided by(used in) financing activities            (156)        (2,287)             (834)           -          (3,277)
                                                       --------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON
    CASH                                                         -            359                 -            -             359
                                                       --------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                (97)        (5,134)            8,782            -           3,551
CASH AND CASH EQUIV. AT BEGIN OF YEAR                         (744)        13,431               852            -          13,539
                                                       --------------------------------------------------------------------------
CASH AND CASH EQUIV. AT END OF PERIOD                      $  (841)       $ 8,297           $ 9,634          $ -        $ 17,090
                                                       ==========================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              Results of Operations

THREE MONTHS ENDED MARCH 31, 1999 VS. THREE MONTHS ENDED MARCH 31, 1998

         Net sales in the first quarter of 1999 increased 11.5% to $188.7 million compared to $169.3 million for the same period of 1998. Sales of automotive products increased 7.8% to $136.0 million for the first quarter of 1999 compared to $126.2 million for the same period of 1998. Sales of small engine products increased 24.9% to $41.6 million for the first quarter of 1999 compared to $33.3 million for the same period of 1998. Sales of aftermarket products increased 17.9% to $9.2 million for the first quarter of 1999 compared to $7.8 million for the first quarter of 1998.

         Sales of automotive products in the U.S. increased to $74.0 million, an increase of 3.0%, led by higher plastic fuel tank system sales.

         Sales of automotive products in Europe for the first quarter of 1999 increased by 14.8%, but were below expectations due to delayed customer launches in Europe and the economic conditions in Brazil.

         Sales of small engine products increased in Asia Pacific due to new product introductions and a strong market in the two-wheeled vehicle segment. The largest increase in sales came from carburetor sales in the People's Republic in China, up by 245.9%. In addition, sales of small engine products in Japan increased by 35.0%.

         Cost of sales for the first quarter of 1999 increased 11.8% to $161.1 million compared to $144.1 million for the same period of 1998. Cost of sales as a percent of net sales was 85.4% for the first quarter of 1999 compared to 85.1% for the same 1998 period, resulting in a gross margin of 14.6% in 1999, down slightly from 14.9% in 1998.

          Automotive products gross margin improvement resulted in general from the cost reduction programs initiated in 1998 and improved performance in Ossian, Indiana. Gross margin in Europe/South America declined 2.4 percentage points due to delayed new product launches at customers of Belgium and the U.K., and the volume declines in Brazil. The small engine products gross margin declined to 11.9% compared to 18.8% in 1998 due to continuing performance issues associated with the consolidation of multiple facilities and product lines into the Company's plant in Mexico, which more than offset the gross margin increases in Asia Pacific.

         Selling and administrative ("S & A") expenses increased 9.7% for the first quarter of 1999 compared to the first quarter of 1998, while Research and Development ("R & D") expenses decreased 33.9% for the first quarter of 1999. These changes were driven by a realignment in the product engineering and R & D organization to increase the effectiveness of the product development activities of the company. Overall, operating expenses were 8.9% of sales compared to 10.1% in 1998.

         Restructuring charges were a credit of $0.8 million for the quarter. This was due to a continuing evaluation of the necessity for certain reserves taken in the 1997 restructuring charge for activities in the Asia Pacific region. The Company determined changes in business conditions and reduced level of assets at risk which reduced the need for these reserves.

         Royalty income decreased to $0.7 million in the first quarter of 1999 compared to $1.0 million in 1998 due to weaker performance in certain of the company's joint ventures.

         Equity income of the joint ventures was a loss of $.9 million for the quarter compared to income of $.5 million in the same period of 1998. This loss was driven by the start up costs of VITEC and the performance of the joint venture in Brazil, which has been impacted by severe economic conditions.

         Net income for the first three months of 1999 was $1.1 million compared to net income of $.6 million for the same period of 1998. Net income per share was $.12 for the first quarter of 1999 compared to $.07 for the same period of 1998.

                          Foreign Currency Transactions

         Approximately 43% of the Company's sales during the first three months of 1999 were derived from international manufacturing operations in Europe, Asia, South America and Mexico. The financial position and the results of operations of the Company's subsidiaries in Europe (30% of sales), Japan (5% of sales), South American (2% of sales) and China (1% of sales) were measured in local currency of the countries in which they operated and translated into U.S. dollars.

         The effects of foreign currency fluctuations in Europe, South America, Japan and China are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which sales are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar.

        The Comprehensive (Loss) of $17,024 was primarily due to the impact of the devaluation of the Brazilian real during the quarter. The revalued assets are reflected in the consolidated balance sheet.

         The Company's subsidiary in Mexico (2% of sales) operates as a maquiladora, or contract manufacturer, where certain direct manufacturing expenses are incurred in the local currency and sales are generated in U.S. dollars. Thus, results of operations of the Company's subsidiary in Mexico are also more directly influenced by a weakening or strengthening of the local currency.

         Approximately 48% of the company's assets at March 31, 1999, were based in its foreign operations and these assets are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period. Accordingly, the Company's consolidated stockholders' equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar. In addition, the Company has equity investments in unconsolidated joint ventures in Brazil, France, Japan, and Mexico. The Company's reported income from these joint ventures will be higher or lower depending upon a weakening or strengthening of the U.S. dollar.

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

         The renovation phase, which is also in process, includes obtaining revised software for existing systems and purchasing new computer programs and replacement computer hardware for non-compliant systems. This phase is expected to be complete by June 30, 1999. The estimated remaining cost associated with the purchase of these items is approximately $0.5 million. Existing staff will do all of the implementation and testing. The Company does not have a project tracking system that tracks the cost and time that its own internal employees spend on the Y2K project. The validation and implementation phases are also in process, and are expected to be substantially completed by June 30, 1999.

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

         As part of the Y2K strategy, the company is in the process of developing contingency plans on a site-by-site, system-by-system basis. These plans include identifying alternative sources of materials and components as well as potentially stockpiling some key raw materials. All plans will be documented and will be executed if necessary.


                         Liquidity and Capital Resources

         As of March 31, 1999, the Company had outstanding $6.8 million in short-term debt, including current portion of long-term debt, and $312.5 million in long-term debt. The approximate minimum principal payments required on the Company's long-term debt in each of the five fiscal years subsequent to December 31, 1998 are $2.4 million in 1999, $2.6 million in 2000, $2.6 million in 2001,
$2.0 million in 2002, $95.9 million in 2003 and $221.3 million thereafter.

         As of March 31, 1999, accounts receivable amounted to $156.3 million, a decline of $4.4 million compared to March 31, 1998. The average collection period at March 31, 1999 was 75.0 days compared to 82.3 days at March 31, 1998.

         The Company's plans for 1999 capital expenditures for facilities, equipment and tooling total approximately $40 million. The Company intends to finance the capital expenditures with the existing Credit Facilities, potential lease financing, access to capital markets and cash from operations.

         Management believes that the Company's long-term cash needs will continue to be provided principally by operating activities supplemented, to the extent required, by borrowing under the Company's existing and future credit facilities and by access to the capital markets. Management expects to replace these credit facilities as they expire with comparable facilities.

Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

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

                                    PART II

                               OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibit is filed with this report

     EXHIBIT NO.

     27.1 Financial Data Schedule

(a)  Reports of Form 8-K

     There were no forms 8-K filed during the quarter.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                          WALBRO CORPORATION
                                          (Registrant)



Dated: May 17, 1999                       /s/ Frank E. Bauchiero
                                          --------------------------------------
                                          Frank E. Bauchiero, President and
                                          Chief Executive Officer




Dated: May 17, 1999                       /s/ Michael A. Shope
                                          --------------------------------------
                                          Michael A. Shope
                                          Chief Financial Officer and Treasurer